Form 10-Q
period 1995-03-31
SYNETIC INC
filed 1995-05-12
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to ______

                        Commission File Number 0-17822

                                 SYNETIC, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                              22-2975182
        (State or other jurisdiction of              (I.R.S Employer
        incorporation or organization)               Identification No.)


             River Drive Center 2
             669 River Drive
             Elmwood Park, New Jersey                     07407
        (Address of principal executive offices)       (Zip code)

        Registrant's telephone number, including area code:  (201) 703-3400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                             Outstanding at May 8,1995
- ---------------------                   -------------------------
Common Stock                            16,579,737 shares par value
$.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                     Page
                                                                     ----

Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

         Consolidated Balance Sheets --
           March 31, 1995 and June 30, 1994                             3

         Consolidated Statements of Income --
           Quarters and Nine Months Ended
           March 31, 1995 and 1994                                      5

         Consolidated Statements of Cash Flows --
           Nine Months Ended March 31, 1995 and 1994                    6

         Notes to Consolidated Financial Statements                     7

         Item 2.  Management's Discussion and
                  Analysis of Results of Operations and
                  Financial Condition                                  10

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                     12

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                    ASSETS

                                           March 31,    June 30,
                                             1995         1994
                                           ---------    --------
                                           (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents..............   $  5,700     $  4,232
 Marketable securities..................     92,568       50,063
 Accounts receivable, net of
  allowances for doubtful accounts
  and sales returns of $492 and $393
  at March 31, 1995 and June 30,
  1994, respectively....................      6,261        5,609
 Inventories............................      6,212        6,250
 Other current assets...................      2,680        5,016
                                           --------     --------
  Total current assets..................    113,421       71,170
                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements..................        772          754
 Building and improvements..............      8,001        7,789
 Machinery and equipment................     16,419       13,613
 Furniture and fixtures.................      2,316        1,687
 Construction in progress...............      2,960        3,241
                                           --------     --------
                                             30,468       27,084
 Less:  Accumulated depreciation........    (13,719)     (12,042)
                                           --------     --------

  Property, plant and equipment, net....     16,749       15,042
                                           --------     --------

OTHER ASSETS:
 Marketable securities..................     48,192       48,256
 Net assets of discontinued operations..          -       55,882
 Other..................................      1,854        3,659
                                           --------     --------
  Total other assets                         50,046      107,797
                                           --------     --------
                                           $180,216     $194,009
                                           ========     ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31,   June 30,
                                                 1995        1994
                                              ----------   --------
                                              (unaudited)
CURRENT LIABILITIES:
 Accounts payable...........................   $    768   $  1,071
 Accrued liabilities........................      9,335      4,079
                                               --------   --------
  Total current liabilities.................     10,103      5,150
                                               --------   --------

LONG-TERM DEBT..............................          -     80,716

DEFERRED TAXES AND OTHER LIABILITIES........      8,181      3,013

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued....................................          -          -
 Common stock $.01 par value; 50,000,000
  shares authorized; 21,841,776 and
  17,621,462 shares issued at
  March 31, 1995 and June 30, 1994,
  respectively; 16,573,313 and 17,621,512
  shares outstanding at March 31, 1995
  and June 30, 1994, respectively...........        218        176
 Paid-in capital............................    151,807     70,416
 Treasury stock, at cost; 5,268,463 shares
  at March 31, 1995.........................    (35,778)         -
 Retained earnings..........................     45,685     34,538
                                               --------   --------
  Total stockholders' equity................    161,932    105,130
                                               --------   --------
                                               $180,216   $194,009
                                               ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             Quarters and Nine Months Ended March 31, 1995 and 1994
                     (in thousands, except per share data)
                                  (unaudited)

                                               Quarters Ended        Nine Months Ended
                                                  March 31,              March 31,
                                               1995      1994        1995        1994
                                               ----      ----        ----        ----

Net Sales..................................  $ 9,865   $ 8,472      $28,288     $23,832

Cost and expenses:
  Cost of sales............................    5,828     5,234       16,875      15,024
  Selling, general and administrative......    3,318     2,247        8,729       6,899
  Interest and other income................   (2,029)   (1,222)      (5,011)     (3,774)
  Interest expense.........................      635     1,487        3,603       4,500
  Purchase and Sale Agreement related
    expenses and Other.....................    1,083         -        6,663         563
                                             -------   -------      -------     -------
                                               8,835     7,746       30,859      23,212
                                             -------   -------      -------     -------
Income (loss) from continuing operations
  before provision for income taxes........    1,030       726       (2,571)        620

Provision (benefit) for income taxes.......      386       276         (970)        238
                                             -------   -------      -------     -------

Income (loss) from continuing operations...      644       450       (1,601)        382
                                             -------   -------      -------     -------

Discontinued operations:
  Income from operations, net of income
  taxes of $355 for the quarter ended
  March 31, 1994 and $842 and $1,285
  for the nine months ended
  March 31, 1995 and 1994..................        -       153         963       1,241

  Gain on sale of Institutional
  Pharmacy operations, net of taxes
  of $22,638...............................        -         -      11,785           -
                                             -------   -------     -------     -------

Income from discontinued operations........        -       153      12,748       1,241
                                             -------   -------     -------     -------

Net income.................................  $   644   $   603     $11,147     $ 1,623
                                             =======   =======     =======     =======

Net income per share:
  Continuing operations....................  $   .04   $   .02     $  (.09)    $   .02
  Discontinued operations..................        -       .01         .74         .07
                                             -------   -------     -------     -------
Net income per share.......................  $   .04   $   .03     $   .65     $   .09
                                             =======   =======     =======     =======

Weighted average shares outstanding........   15,829    17,913      17,236      17,966
                                             =======   =======     =======     =======


The accompanying notes are an integral part of these consolidated statements.

                                 SYNETIC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine Months Ended March 31, 1995 and 1994
                                 (in thousands)

                                  (unaudited)

                                                            1995       1994
                                                            ----       ----

Cash flows from operating activities:
  Net income....................................        $  11,147   $  1,623
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Income from Discontinued Operations......             (963)    (1,241)
       Gain on Sale of Institutional
         Pharmacy business......................          (11,785)         -
       Other expense............................            1,083          -
       Depreciation and amortization............            1,724      1,830

  Changes in operating assets and liabilities:
       Accounts receivable, net.................             (652)      (728)
       Inventories..............................               38         74
       Other assets.............................           (1,158)     1,082
       Accounts payable.........................             (303)       (17)
       Accrued liabilities......................           (1,301)     2,039
       Other liabilities........................            4,980          -
       Income taxes payable.....................          (22,627)      (923)
                                                        ---------   --------
         Net cash provided by (used for)
           operating activities.................          (19,817)     3,739
                                                        ---------   --------

Cash flows from investing activities:
  Sales of marketable securities................          201,871     21,219
  Purchase of marketable securities.............         (244,312)   (47,765)
  Capital expenditures..........................           (3,384)    (1,610)
  Proceeds from sale of Institutional
     Pharmacy business..........................          102,314          -
                                                        ---------   --------
         Net cash provided by (used for)
           investing activities.................           56,489    (28,156)
                                                        ---------   --------

Cash flows from financing activities:
  Payments for treasury stock...................          (35,778)         -
  Proceeds from exercise of stock options and
    401(k) purchases............................            3,987        171
  Payments and redemption of long-term debt.....           (3,413)      (542)
                                                        --------    --------
        Net cash (used for)
          financing activities..................          (35,204)      (371)
                                                        ---------   --------

Net increase (decrease) in cash and cash equivalents        1,468    (24,788)
Cash and cash equivalents, beginning of period..            4,232     31,150
                                                         --------   --------
Cash and cash equivalents, end of period........         $  5,700   $  6,362
                                                         ========   ========


The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of March 31, 1995 (unaudited) and June 30, 1994 (audited), and the results of their operations and their cash flows for the nine months ended March 31, 1995 and 1994 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Porex Technologies Corp. ("Porex"), after elimination of all material intercompany accounts and transactions. All periods and related notes thereto have been restated to reflect the sale of the Institutional Pharmacy Business, as discussed in Note 2.

     The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "Annual Report"), which notes are incorporated herein by reference.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Purchase and Sales Transactions:

     On May 24, 1994, Merck & Co., Inc. ("Merck") and the Company entered into an agreement by which the Company and its Chairman, Martin J. Wygod, would purchase the Company's common stock owned by Merck. As part of this agreement, the Company agreed to divest its Institutional Pharmacy Business. On December 14, 1994, the Company consummated these transactions pursuant to which (1) the Company sold its Institutional Pharmacy Business to Pharmacy Corporation of America ("PCA") for $107.3 million and (2) the Company and a limited partnership, whose general partner is controlled by the Company's Chairman, purchased from Merck the 10,330,320 shares of the Company's common stock held by Merck.

     The Company has granted stock options with an exercise price below fair market value on the date of award to certain officers in recognition of their contribution in completing these transactions. Accordingly, the Company has recorded a non-recurring charge of approximately $5 million relating to such stock options in conjunction with the consummation of these transactions.

     The consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued operations.

     As of June 30, 1994, the investment in the net assets of the discontinued operation consisted of (in thousands):


                                  1994
                                --------
     Current assets             $21,700
     Current liabilities         (5,544)
                                -------
     Net current assets          16,156
     Net fixed assets             4,215
     Other noncurrent assets     42,723
     Noncurrent liabilities      (7,212)
                                -------
                                $55,882
                                =======

     Net sales of the discontinued operations were $19,345 and $39,583 for the quarter and nine months ended March 31, 1994, respectively.

(3)  Inventories:

     Inventories consisted of the following (in thousands):

                                     March 31,   June 30,
                                       1995        1994
                                     ---------   --------
                                     (unaudited)
 Raw materials and supplies..         $2,917      $3,089
 Work-in-process.............            569         564
 Finished goods..............          2,726       2,597
                                      ------      ------
                                      $6,212      $6,250
                                      ======      ======

(4)  Marketable securities:


     At March 31, 1995, marketable securities consisted primarily of U.S. Treasury Notes and Money Market Preferred Stock.

(5)  Computation of net income per share:

     Net income per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method.

(6)  Conversion of Subordinated Debentures:

     On January 27, 1995, the Company announced its intention to call for redemption on February 13, 1995, its outstanding $80,500,000 7% Convertible Subordinated Debentures Due 2001 (the "Debentures"). Holders of $79,104,000 aggregate principal amount of the Debentures surrendered their Debentures for conversion into an aggregate of 3,877,607 shares of common stock of the Company. The remaining $1,396,000 of the outstanding Debentures were redeemed at the redemption price of 104% plus accrued interest.

(7)  Supplemental cash flow information (in thousands):


                                           March 31,
Cash paid during the periods for:       1995      1994
                                     ---------    ----

Interest......................       $ 2,864     $2,831
Income taxes..................        25,007        705


     For the nine months ended March 31, 1995, non-cash financing activities related to the conversion of the Company's Debentures into shares of the Company's common stock totaled approximately $77,415. (See Note 6)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Results of Operations:
- ----------------------------------

     Net sales for the quarter and nine months ended March 31, 1995 increased by $1,393,000, or 16.4% and $4,456,000, or 18.7%, respectively, over the comparable prior year periods as a result of sales increases across several product lines, principally increased sales of writing instrument components in the consumer sector and medical products in the health care sector.

     Cost of sales for the quarter and nine months ended March 31, 1995 increased by $594,000, or 11.3%, and $1,851,000, or 12.3%, respectively, over the comparable prior year periods due to the increased sales volume noted above and costs associated with the establishment of additional manufacturing capabilities. As a percent of net sales, cost of sales for the quarter and nine months ended March 31, 1995 decreased to 59.1% and 59.7% from 61.8% and 63.0%, respectively, in the comparable prior year periods principally due to increased sales of higher margin products and manufacturing efficiencies resulting from the automation of certain production processes.

     Selling, general and administrative expenses for the quarter and nine months ended March 31, 1995 increased by $1,071,000 or 47.7% and $1,830,000 or 26.5%, respectively, over the comparable prior year periods due primarily to costs associated with: (i) the addition of sales personnel, (ii) the expansion of European operations,and (iii) increased corporate overhead. As a percent of net sales, selling, general and administrative expenses for the quarter and nine months ended March 31, 1995 increased to 33.6% and 30.9% from 26.5% and 28.9%, respectively, primarily due to the increased corporate overhead noted above.

     Interest and other income for the quarter and nine months ended March 31, 1995 increased by $807,000 or 66.0% and $1,237,000 or 32.8%, respectively, over the comparable prior year periods as a result of higher interest rates on the Company's marketable securities and the income on the net proceeds received from the sale of the Institutional Pharmacy Business.

     Interest expense for the quarter and nine months ended March 31, 1995 decreased by $852,000 and $897,000, respectively, from the comparable prior year periods as a result of the conversion and redemption of the Company's Debentures into common stock of the Company in February 1995.

     Purchase and Sale Agreement related expenses and other for the quarter ended March 31, 1995 were $1,083,000 which represented costs associated with the conversion and redemption of the Company's Convertible Debentures during the quarter. For the nine months ended March 31, 1995, such costs were $6,663,000 which represented the conversion and redemption costs noted above, as well as the one-time charge in December 1994 related to the issuance of stock options to certain officers as compensation for services in conjunction with the consummation of the Purchase and Sale Agreement.

     The effective tax rate for the quarter and nine months ended March 31, 1995 did not vary materially from the comparable prior year periods.

Capital Resources and Liquidity:
- -------------------------------

     Cash, cash equivalents and marketable securities increased by $43,909,000 to $146,460,000 during the nine months ended March 31, 1995 principally due to the proceeds received from the sale of the Institutional Pharmacy Business which was reduced by tax payments relating to such sale and the Company's purchase of 5,268,463 shares of its common stock from Merck. Excluding the effects of these transactions, cash provided by operations, net of capital expenditures, increased by approximately $1,200,000.

     In accordance with the Purchase and Sale Agreement, the Company and Merck entered into a six month agreement for the provision of certain transition services by Merck or its subsidiaries to the Company, in order to permit an orderly transition to the Company's status as an independent entity. Such services include, among other things, administrative, legal and other transition services at a cost determined on the same basis as historically determined. As a result of the consummation of the Purchase and Sale Agreement noted above, the Company operates independently from Merck and Medco, and will no longer be charged corporate overhead costs based on the cost-sharing methodology previously utilized by Medco. The Company is now directly incurring certain corporate overhead costs, which were allocated pursuant to its services agreement with Medco prior to the consummation of the Purchase and Sale Agreement. The Company estimates such additional costs, which consist primarily of salaries and benefits, rent and insurance, will increase corporate overhead by approximately $2 million over the next twelve months. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including these increased corporate overhead expenses, during this period.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from various sources, including, without limitation,
(a) its cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful.

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  No exhibits are required to be filed with this report.

     (b) On January 27, 1995, the Company filed a report on Form 8-K presenting the consolidated financial statements of the Company, previously included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, restated to report separately the net assets and operating results of the discontinued operations of the institutional pharmacy business sold to Pharmacy Corporation of America, an indirect wholly owned subsidiary of Beverly Enterprises, Inc., on December 14, 1994.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SYNETIC, INC.



                                    /s/ VICTOR L. MARRERO
                                    --------------------------------
                                    Victor L. Marrero
                                    Vice President - Finance
                                    and Chief Financial Officer



Dated: May 12, 1995