Form 10-Q/A
period 1995-03-31
SYNETIC INC
filed 1995-07-05
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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


     (a)  Exhibits

          Exhibit No.    Description

              27         Financial Data Schedule


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

                                    SYNETIC, INC.



                                    /s/ VICTOR L. MARRERO
                                    --------------------------------
                                    Victor L. Marrero
                                    Vice President - Finance
                                    and Chief Financial Officer



Dated: July 5, 1995

                                 EXHIBIT INDEX


                       Number    Description

                         27      Financial Data Schedule