Form 10-K
period 1995-06-30
SYNETIC INC
filed 1995-09-28
CIK 850436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995

                         Commission file number 0-17822

                                 SYNETIC, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                        22-2975182
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

                 669 RIVER DRIVE
            ELMWOOD PARK, NEW JERSEY                07407-1361
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (201) 703-3400

Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS              ON WHICH REGISTERED
               -------------------             ---------------------
                       NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the registrant's voting stock (based on the last sale price of registrant's voting stock on the NASDAQ National Market System on September 15, 1995, and for the purpose of this computation only, the assumption that all of the registrant's directors and executive officers are affiliates) held by non-affiliates of the registrant was approximately $279,097,290.

                    The number of shares of registrant's Common Stock, $.01 par value, outstanding at September 15, 1995 was 16,648,096.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's 1995 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

================================================================================

                                     PART I


  ITEM 1.  BUSINESS.

                                  INTRODUCTION

       The Company is a Delaware corporation and was incorporated in 1989. The Company's principal offices are located at 669 River Drive, Elmwood Park, New Jersey 07407, and its telephone number is (201) 703-3400. As used herein, the "Company" means Synetic, Inc. and its subsidiaries, except where the context otherwise requires.

       Porex Technologies Corp. (together with its subsidiaries, "Porex"), a wholly owned subsidiary of the Company, designs, manufactures and distributes porous and solid plastic components and products used in health care, industrial and consumer applications. Porex's principal products, which incorporate porous plastics, are used to filter, drain, vent or control the flow of fluids or gases. A large percentage of Porex's products are sold to other manufacturers for incorporation into their products. See "--Porex".

       Prior to June 28, 1989, the date of the initial public offering of the Company, the Company was an indirect wholly owned subsidiary of Medco Containment Services, Inc. ("Medco"). Thereafter, the Company became a publicly held, partially owned subsidiary of Medco. Medco provides health care cost containment services, principally managed prescription drug programs, to benefit plan sponsors. On November 18, 1993, Medco was acquired by Merck & Co., Inc. ("Merck") in a merger transaction (the "Merck/Medco Merger"), and as a result, the Company became an indirect, partially owned subsidiary of Merck. Merck is a worldwide organization engaged primarily in the business of discovering, developing, producing and marketing products and services for the treatment of disease and the maintenance or restoration of health. Until December 14, 1994, the Company's operations consisted of Porex and a group of subsidiaries that provided institutional pharmacy services (the "Institutional Pharmacies Business").

       On December 14, 1994, the Company consummated certain transactions pursuant to which: (1) the Company sold the Institutional Pharmacies Business to Pharmacy Corporation of America ("PCA"), an indirect wholly owned subsidiary of Beverly Enterprises, Inc. ("Beverly") (such sale is referred to herein as the "Divestiture"), for approximately $107,300,000 in cash, subject to certain post-closing adjustments; (2) the Company purchased 5,268,463 shares of its common stock, par value $.01 per share ("Common Stock") from Merck for an aggregate purchase price of $35,778,088, subject to certain post-closing adjustments; and (3) SN Investors, L.P. ("SN Investors"), a limited partnership the general partner of which is SYNC, Inc. (the "General Partner"), whose sole stockholder is Mr. Martin J. Wygod, Chairman of the Board of the Company, purchased 5,061,857 shares of Common Stock from Merck for an aggregate purchase price of $34,375,029, subject to certain post-closing adjustments, pursuant to an assignment by the Company of the right to purchase such shares from Merck. The purchases of shares of Common Stock from Merck by the Company and SN Investors are hereinafter referred to as the "Purchase." The shares of Common Stock purchased by the Company are being held as treasury shares and are no longer outstanding or entitled to vote.
  The Company's purpose in entering into the Purchase was to acquire a significant portion of its Common Stock on terms it believed to be in the interests of its public stockholders and to structure the Company as an independent public company with the benefit of Mr. Wygod's association as a significant investor. Merck required the consummation of the Divestiture as a condition to the Purchase.

       Immediately prior to the consummation of the Purchase, Merck owned approximately 58% of the issued and outstanding Common Stock. As a result of the consummation of the Purchase, Mr. Wygod and SN Investors own, as of September 1, 1995, an aggregate of approximately 31.5% of the outstanding Common Stock and Merck no longer owns an equity interest in the Company.

       The Company intends to pursue an acquisition program pursuant to which it will seek to effect one or more acquisitions of or business combinations with businesses that the Company believes have significant growth potential. The Company intends initially to concentrate its acquisition efforts in the health care industry but such emphasis would not limit in any manner its ability to pursue acquisition opportunities in other industries. The Company's acquisition program could result in a substantial change in the business, operations and financial condition of the Company. The Company has not yet entered into any agreement or understanding with a prospective acquisition candidate. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend primarily on its ability to consummate one or more such acquisitions and to operate such businesses successfully. See "--Acquisition Program".

       As a result of the Divestiture, a significant portion of the Company's assets are invested in short-term, interest-bearing investment grade securities pending use in operations and for acquisitions. The nature of these securities could under certain circumstances result in the Company being deemed an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Investment Company Act requires registration of, and imposes substantial restrictions on, any company that is, or holds itself out as being, engaged primarily, or proposes to engage primarily in the business of investing, reinvesting, or trading in securities, or any company that engages, or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and which has a certain percentage of its total assets invested in, and of its net income derived from, certain types of securities. The Company intends to structure its investments and acquisition program so as to avoid application of the Investment Company Act and, if necessary, will apply to the Commission for an exemption from the Investment Company Act.


                                     POREX

  GENERAL

       Porex Technologies Corp., a wholly owned subsidiary of the Company, designs, manufactures and distributes porous and solid plastic components and products used in health care, industrial and consumer applications. Porex's principal products, which incorporate porous plastics, are used to filter, drain, diffuse, vent or control the flow of fluids or gases. A large percentage of Porex's products are sold to other manufacturers for incorporation into their products.

       Porex's health care products include proprietary products manufactured and sold under Porex's trade names. These products are sold for clinical and medical/surgical use in hospitals, clinics, physicians' offices and laboratories. Porex also manufactures and sells a line of plastic vials and produces components made to the specifications of original equipment manufacturers ("OEMs") for incorporation into their health care products. Porex's industrial and consumer products consist primarily of custom-manufactured components made for manufacturers of industrial and consumer products. The Company believes Porex's principal strengths to be its manufacturing processes, quality control and relationships with distributors of its proprietary health care products.

       Porous plastics are permeable plastic structures having omni-directional (i.e., porous in all directions to the flow of fluids or gases) interconnecting pores. Porous plastics are manufactured by Porex with pore sizes between approximately 10 and 500 micrometers (one micrometer is equal to one-millionth of a meter; an object of 40 micrometers in size is about as small as can be discerned by the naked eye). Porous plastic materials can be molded from several thermoplastic raw materials and are produced by Porex at its own manufacturing facilities as fabricated devices, custom-molded shapes, sheets, tubes or rods depending on proprietary application or manufacturer specifications. Porex also purchases for resale through its distribution channels certain products which are complementary to its manufactured product lines.

       Porex has an injection molding facility which produces solid plastic products for health care, consumer and industrial applications.

  HEALTH CARE PRODUCTS

       Porex's proprietary products for clinical and surgical applications include blood serum filters, blood tube closure devices and a line of medical/surgical products designed primarily for use in plastic and reconstructive surgery and maxillofacial surgery. Porex also manufactures and sells a line of plastic vials and produces components for incorporation into health care products made by OEMs.

       BLOOD SERUM FILTERS AND RELATED PRODUCTS. Porex's blood serum filters are used to separate microscopic particles and fibrous matter (fibrin) from centrifuged blood serum to prevent clogging of automated laboratory chemical analysis equipment. The filters allow the serum to pass through while blocking passage of particulate materials. Analysis of the serum provides specific information as to a patient's health. Porex also manufactures a line of closure devices that are used with blood serum filters and tubes.

       In response to health concerns regarding the handling of human blood, new blood testing equipment is being developed which may not require filtered blood serum for analysis, or which may eliminate the need for handling of blood serum by medical personnel. Increased use of such new equipment may have an adverse impact on sales of Porex's current line of blood serum filters.

       SURGICAL PRODUCTS. Porex's surgical products are marketed primarily to surgeons who specialize in plastic and reconstructive surgery and maxillofacial surgery. The product line includes MEDPOR(R) Surgical Implant material, which is polymeric biomaterial used for craniofacial reconstruction and augmentation, tissue expanders and TLS(R) Surgical Drainage Systems for small wound sites. Porex also markets TLS(TM) Surgical Marker pens to mark the areas of proposed surgical incision. Porex manufactures MEDPOR(R) Surgical Implant material and distributes, and in some cases assembles, the other items in its surgical product line.

       OEM MEDICAL PRODUCTS. Porex manufactures various porous plastic components that it sells to other health care product manufacturers for incorporation into their finished products. These porous plastics are used to vent or diffuse gases or fluids and are used as membrane supports in other manufacturers' products. The components include (i) disks used to support membranes, modules and other filtration devices used in diagnostic kits and therapeutic devices utilizing monoclonal antibody technology, (ii) a venting system for catheters which allows air to vent from a catheter as it is inserted into a vein, while at the same time preventing blood spillage and possible contamination of hospital personnel, (iii) a porous disk used in pipette tips to prevent the fluid to be pipetted from passing into the pipette instrument, and (iv) an oxygen diffuser, which is typically used in oxygen therapy equipment to humidify oxygen.

       VIAL AND SOLID PLASTIC COMPONENTS. Porex manufactures and sells a full line of plastic vials for pharmaceuticals. Porex also produces close tolerance solid plastic components which use most thermoplastic resins, but primarily polystyrene, polypropylene, nylon and thermoplastic rubber for medical and industrial applications. These products are custom designed and produced to satisfy individual customer specifications.

       During the year ended June 30, 1995, Medco purchased certain plastic vials and caps manufactured by Porex for use in its operations totalling $2,569,000. Prior to consummation of the Purchase, these sales were based on prices and terms generally available to non-affiliates. Pursuant to a Purchase Agreement dated as of May 24, 1994 between Medco and Porex (the "Medco/Porex Purchase Agreement"), entered into in connection with the

  Purchase and effective as of the closing of the Purchase, Porex has been supplying to Medco all of Medco's needs as described therein (the "Requirements") for certain plastic vials and/or caps of different styles, dimensions and designs as described therein (the "Products"), for Medco's use in its prescription dispensing operations, and Medco will continue to purchase such Requirements until December 14, 1996. The cost to Medco of the Products is the price in effect on the date of the Medco/Porex Purchase Agreement and Medco will be entitled to that price until December 14, 1995. Such price will increase by 3% on such date subject to certain adjustments set forth in the Medco/Porex Purchase Agreement.

  INDUSTRIAL PRODUCTS

       Porex manufactures a variety of custom porous plastic components for industrial applications. These components are produced as molded shapes, and in sheets, tubes and rods, individually designed to customer specifications as to size, rigidity, porosity and other needs.

       AUTOMOTIVE PRODUCTS. Porex believes that it is currently the largest producer of porous plastic vents used in domestic automobile batteries. A battery vent is used as a flame arrester to prevent damage to an automotive storage battery and possible personal injury. The typical lead-acid storage battery, when being charged, generates significant quantities of hydrogen gas. The accumulated hydrogen must be vented into the atmosphere to prevent internal pressure build-up in the battery. The porous plastic material incorporated into the battery vent allows the generated hydrogen to pass into the atmosphere and reduces the possibility that accidental sparks or flames will enter the battery.

       WASTEWATER TREATMENT PRODUCTS. Porex manufactures a porous plastic material used for filter support media for wastewater treatment facilities. Such facilities are generally large construction projects built under contracts awarded to third parties through competitive bidding with state or local government authorities for communities. Porex expects continued sales in this area. However, due to the scale and frequency of such construction projects, as well as the dependence of Porex's customers on government contracts, sales of wastewater treatment components are expected to be irregular.

       OTHER OEM INDUSTRIAL COMPONENTS. Porex produces (i) industrial filters to remove particulate matter, oil and water residues from compressed air lines, (ii) silencers and mufflers to reduce sound levels produced by compressed air exhaust, (iii) miscellaneous water filters for industrial use, including use in vending machines, and (iv) products for facilitating the movement of powdered materials. Porex also manufactures a large variety of highly specialized plastic components to meet specific applications for manufacturers.

  CONSUMER PRODUCTS

       Porex manufactures a line of porous plastic components used in a variety of home and office products and appliances. Porex's consumer products include a variety of writing pen tips or "nibs" which Porex supplies principally to manufacturers of marking and highlighting pens. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action.
  Porex produces a variety of porous plastic filters used in home water filters and conditioners. The filters are used for particle and sediment removal through devices attached to a sink or faucet. Porex's porous plastic components are used in health and beauty aid products (such as deodorant and fragrance applicators).

  MARKETING AND DISTRIBUTION

       As of June 30, 1995, Porex had over 300 customers for its porous and solid plastic products. Porex distributes its proprietary blood serum filters and related products through independent distributors. Porex's MEDPOR(R) products are sold primarily by Porex's marketing staff while the remaining surgical products are sold primarily through independent dealers and agents. In the United States, sales of OEM health care products, industrial products and consumer products are made directly by Porex's marketing staff. Internationally, such products are sold through independent distributors and agents who work in conjunction with Porex's marketing staff. Export sales, which are made principally to Europe, consist primarily of Porex's OEM medical product, industrial product and consumer product lines. For the fiscal year ended June 30, 1995, Porex's foreign sales and export sales were approximately $10,403,000, or 27% of sales, as compared to approximately $7,904,000, or 24% of sales, for the fiscal year ended June 30, 1994 and approximately $6,540,000, or 21% of sales, for the fiscal year ended June 30, 1993. See Note 6 to the Consolidated Financial Statements.

       Porex has a marketing staff of 14 professional employees, six of whom work with manufacturers on matters which include development of component products to help solve such manufacturers' problems.

  SEASONALITY AND BACKLOG

       Porex's plastic products business is not seasonal to any significant extent. At June 30, 1995, Porex's backlog was approximately $9,640,000, as compared to approximately $8,152,000 at June 30, 1994. The backlog consists primarily of blanket orders with release dates of up to 12 months, the full amounts of which are expected to be filled over a 12-month period.

  PRODUCT AND PROCESS DEVELOPMENT

       Porex maintains a continuing development program devoted primarily to porous materials and their applications and proprietary products for the clinical laboratory. Development activities include designing new and improved products, either proprietary or for customers' specific requirements, and new manufacturing processes.

       Porex's development expenditures were $1,490,000, $1,328,000 and $1,547,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. Recently, new product development activities have focused on porous components for use in health care and other applications and proprietary products for the clinical laboratory.

  RAW MATERIALS

       The principal raw materials used by Porex in its plastic products business are a variety of plastic resins which are generally available from a number of suppliers in the United States in adequate quantities to meet Porex's needs. Porex has been able to obtain adequate supplies of raw materials and believes that sufficient supplies will be available in the foreseeable future. Porex has no long-term supply contracts for the purchase of raw materials. Because the primary resource used in plastic resins is petroleum, the cost and availability of plastic resins for use in Porex's products varies to a great extent with the price of petroleum. Porex's inability to acquire sufficient plastic resins at a reasonable price would affect Porex's ability to maintain its margins in the short term.

       Porex requires high-grade plastic resins with specific properties as raw materials for certain of its porous plastic products. Accordingly, shipments of raw materials from suppliers are closely monitored for compliance with Porex's standards. Porex has routinely rejected pre-shipment samples of product from raw material suppliers. Although there are various suppliers of high-grade plastic resins with specific properties and Porex has not experienced any material difficulty in obtaining adequate supplies of high-grade materials, the inability to obtain such high-grade plastic resins, or any raw materials, could have a material adverse effect on Porex. To ensure the availability of high-grade plastic resins with specific properties, Porex occasionally purchases more than it would otherwise currently require. Porex maintains an inventory of raw materials sufficient to satisfy its production needs for an extended period of time.

       For its solid plastic products, Porex utilizes commercial grade thermoplastic resins, including polyethylene, polypropylene and polystyrene. Such materials are readily available from a number of sources and Porex is not dependent on any single source of supply. Because of the ready availability of such materials, Porex does not maintain a significant inventory of such raw materials.

  PATENTS AND TRADEMARKS

       Porex owns a number of patents and trademarks in the United States and foreign countries. The majority of Porex's patents and patent applications relates to porous plastics and medical devices. Porex is the exclusive licensee of a patented valve device used in one model of its blood serum filters, and of a patent on a surgical drain device. Porex does not consider either license material to its business operations. Porex owns one patent on blood serum filters. Although Porex deems its patents to be important to its business and intends to continue to seek patent protection when deemed appropriate, no significant portion of the business of Porex is deemed by management to be materially dependent on any particular patent. Porex believes that its non-patented manufacturing processes are protected under contractual and other legal principles which, however, do not afford the statutory exclusivity possible for patented processes.

  REGULATION

       The developing, testing, marketing and manufacturing of medical devices such as plastic and reconstructive surgical implants and tissue expanders are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the Food and Drug Administration (the "FDA"). In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. Compliance with such requirements and the process of obtaining approvals can be costly, complicated and time-consuming and there can be no assurance that such approvals will be granted on a timely basis. When Porex merely distributes devices manufactured by others, the actual manufacturer must comply with these requirements.

       Under the 1976 Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations applicable generally to manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and to inspect the facilities in which they are manufactured in order to ensure that a device is not improperly manufactured or labeled. Porex is registered with the FDA and Porex's Japanese supplier of tissue expanders has submitted its facilities to voluntary FDA inspection.

       In addition, the sale and marketing of specific medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are subject to "performance standards." Class III devices, including most devices used or implanted in the body, require FDA pre-market approval before they may be distributed other than in clinical trials.

       Porex's MEDPOR(R) Surgical Implants and tissue expanders are regulated as Class II medical devices. Products which Porex may introduce in the future, if any, may also be classified as Class I, Class II or Class III medical devices. The procedure for obtaining classification of a new device as a Class I or Class II device involves the submission of a petition to the FDA. If the FDA determines that the device is substantially equivalent to a pre-enactment device or a device subsequently classified in Class I or Class II, then within 210 days of the filing of the petition it will grant approval to market the device commercially. If the FDA determines the device is not substantially equivalent to a pre-enactment device or a device subsequently classified in Class I or Class II, it is automatically placed into Class III and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. Devices to be implanted will be categorized as Class III unless such classification is not necessary to ensure their safety and effectiveness. For new Class III devices, Porex may submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts Porex from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate data to prove safety and effectiveness. In addition, the possibility exists that certain pre-enactment, or substantially equivalent, devices may be placed into Class III by the FDA.

       When a manufacturer believes that sufficient clinical data has been generated to prove the safety and effectiveness of the device, it may submit a pre-market approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in submittable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance or other restriction.

       Certain environmental regulations also apply to Porex's business, and the Company believes that Porex is in substantial compliance with all of such regulations. However, Porex is subject to random and scheduled checks by environmental authorities. The Company does not anticipate that any material capital expenditures will be required to comply with environmental regulations.

  COMPETITION

       Competition in Porex's plastic products business is characterized by technological change, product obsolescence and the introduction of competitive products at lower prices. Porex attempts to compete principally through product performance, quality and service, rather than price.

       In the porous plastics area, Porex's competitors include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics which can be used for the same purposes as Porex's products. In this field, Porex has two significant direct competitors in the United States and two significant direct competitors in Europe. Porex competes with several manufacturers of blood serum filters whose products perform the same function as Porex's original blood serum filter and its other blood serum filters and which utilize technologies both similar to and different from Porex's products. Porex's porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers in the United States and other countries. Other of Porex's industrial products made of porous plastic compete, depending on the industrial application, with porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices.

       The market for injection molded solid plastic components and products is highly competitive and highly fragmented. Many manufacturers compete both domestically and abroad and no company controls a significant percentage of the market.

  POTENTIAL LIABILITY RISK AND AVAILABILITY OF INSURANCE

       The products sold by Porex expose it to potential risk for product liability claims particularly with respect to Porex's medical/surgical products. The Company believes that Porex carries adequate insurance coverage against product liability claims and other risks. There can be no assurance, however, that claims in excess of Porex's insurance coverage will not arise. In addition, Porex's insurance policies must be renewed annually. In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of silicone mammary implants. However, Porex has exercised its right to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. Porex has renewed its insurance coverage with the same carrier for other liability claims. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and seeks indemnification for products manufactured by others and distributed by it, there can be no assurance that in the future it will be able to obtain such insurance at an acceptable cost or be adequately protected by such indemnification. See "--Health Care Products" and "Item 3. Legal Proceedings--Mammary Implant Litigation."

                              ACQUISITION PROGRAM


       The Company intends to pursue an acquisition program pursuant to which it will seek to effect one or more acquisitions of or business combinations with businesses that the Company believes have significant growth potential. The Company expects that the growth potential from such transactions may come from, among other factors, its ability to (i) improve the financial and operating performance of an acquired business, (ii) redefine the business strategy of an acquired business to enhance its market position or gain entry to new markets for its products or services or (iii) enhance the value of an acquired business by the acquisition of similar or complementary businesses. The Company intends initially to concentrate its acquisition efforts in the health care industry but such emphasis would not limit in any manner its ability to pursue acquisition opportunities in other industries. The Company's acquisition program could result in a substantial change in the business, operations and financial condition of the Company. The Company does not intend to seek stockholder approval for any such acquisition or security issuance unless required by applicable law or regulation. The success of the Company's acquisition program will depend on, among other things, the availability of acquisition candidates, the availability of funds to finance acquisitions, and the availability of management resources to oversee the operation of acquired businesses. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend primarily on its ability to consummate one or more such acquisitions and to operate such businesses successfully. Any acquisitions will be limited, as required by the Purchase and Sale Agreement dated as of May 24, 1994, between Merck and the Company (the "Purchase and Sale Agreement"), to areas of business that would not be competitive with certain businesses of Merck and its subsidiaries, including the Institutional Pharmacies Business.


                                   EMPLOYEES


       As of June 30, 1995, the Company had 445 employees.


  ITEM 2.  PROPERTIES.

       The Company leases approximately 7,000 square feet of corporate office space at 669 River Drive, Elmwood Park, New Jersey 07407-1361.

       Porex owns a total of 47 acres of land at three locations in Georgia with four buildings with an approximate area of 242,000 square feet, used for manufacturing, research, office space and warehouse purposes. The land and buildings at one such location are subject to a first mortgage securing the industrial revenue bond described in Note 4 to the Consolidated Financial Statements. Porex also owns a manufacturing, office and warehouse facility in Bautzen, Germany with 3.4 acres of land and approximately 36,500 square feet in three buildings.

       The Company believes its facilities and equipment are well maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operation.

  ITEM 3.  LEGAL PROCEEDINGS.

       MAMMARY IMPLANT LITIGATION. During the year ended June 30, 1988, Synetic's subsidiary Porex began distributing silicone mammary implants ("implants") in the United States pursuant to a distribution arrangement (the "Distribution Agreement") with a Japanese manufacturer (the "Manufacturer"). Because of increased government regulation and examination, Porex's supplier determined to withdraw its implants from the United States market. On July 9, 1991, the FDA mandated a recall of all implants manufactured by companies that elected not to comply with certain FDA regulations regarding data collection. Accordingly, Porex notified all of its customers not to use any implants sold by Porex and to return such implants to Porex for a full refund. Porex had ceased offering implants for sale prior to the recall date. Porex believes that after accounting for implants returned to it, the aggregate number of recipients of implants distributed by Porex under the Distribution Agreement in the United States totals approximately 2,500.

       Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of implants. One of the pending actions, Donna L. Turner v. Porex Technologies Corporation, et al., is styled as a class action. As of September 14, 1995, certain of the actions against Porex have been dismissed where it was determined that the implant in question was not distributed by Porex. In addition, 48 claims have been settled by the Manufacturer or by the insurance carriers of Porex without material cost to Porex. As of September 14, 1995, 189 actions and 30 out-of-court claims were pending against Porex. Of the 189 actions, 70 involve implants identified as distributed by Porex and 79 cases involve implants identified as not having been distributed by Porex. In the remaining 40 actions, the implants have not been identified.

       The typical case or claim alleges that the individual's mammary implants
  caused one or more of a wide range of ailments.   These implant cases and
  claims generally raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. The Company does not have sufficient information to evaluate each case and claim.

       In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of implants. However, Porex has exercised its right, under such policy, to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. The Company believes that such coverage, together with Porex's insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex's distribution of implants. To the extent that certain of such actions and claims seek punitive and compensatory damages arising out of alleged intentional torts, if awarded such damages may or may not be covered, in whole or in part, by Porex's insurance policies. In addition, Porex's recovery from its insurance carriers is subject to policy limits and certain other conditions. Porex has been expensing the retention amount under its policies as incurred.

       The Company believes that Porex has a valid claim for indemnification under the Distribution Agreement with respect to any liabilities that could result from pending actions or claims by recipients of implants or any similar actions or claims that may be commenced in the future. However, Porex's right to indemnification is subject to a disagreement with the Manufacturer.
  Pending the resolution of such disagreement, the Manufacturer has been paying a portion of the costs of the settled claims.

       Based on the foregoing, the Company believes that the possibility is remote that pending actions and claims by recipients of mammary implant devices or any similar actions and claims that may be commenced or made in the future could pose a material risk to the financial position of the Company or its results of operations.

       STOCKHOLDER LITIGATION. On August 18, 1994, an action entitled Fuss v. Wygod, et al. was filed against the Company, its directors, and Merck in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Court"). The action purportedly arises out of the events leading to the Divestiture and the Purchase and is purportedly brought both derivatively on behalf of the Company and as a class action on behalf of the Company's stockholders other than the defendants. On October 14, 1994, the parties entered into a Memorandum of Understanding (the "Memorandum") in connection with a contemplated settlement of the lawsuit. The basis for the contemplated settlement includes (a) changes to the terms of the Purchase partially in response to the filing of the lawsuit and (b) resolution of certain disclosure issues raised by plaintiff's comments on a draft of the proxy statement sent to stockholders of the Company in connection with the Divestiture and the Purchase. The contemplated settlement is subject to, among other things, dismissal of the lawsuit with prejudice and without awarding costs to any party, except for certain fees and expenses that plaintiff's counsel intends to seek. In June 1995, the plaintiffs completed discovery to confirm that the settlement is fair and reasonable and in the best interests of members of the proposed class (the "Class"). The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to the plaintiff or members of the Class and the defendants have entered into the Memorandum because, among other reasons, the proposed settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of transactions that they believe are in the best interests of the Company and its stockholders.

       In connection with the contemplated settlement, plaintiff's counsel will apply to the Delaware Court for an aggregate award of attorneys' fees and expenses in an amount not to exceed $275,000. Subject to the terms and conditions of the Memorandum, the Company will pay such fees and expenses as may be awarded by the Delaware Court. Pursuant to the Purchase and Sale Agreement, Merck is required to reimburse the Company for 58.65% of such fees and expenses.

       DEA SETTLEMENT. Dunnington Rx Services of Massachusetts, Inc. ("Dunnington"), a former institutional pharmacy subsidiary of the Company, has entered into a settlement agreement with the United States Attorney for the District of Massachusetts relating to allegations by the Drug Enforcement Administration (the "DEA") that Dunnington violated certain federal regulations dealing with the record keeping and physical security of controlled substances. Under the settlement, the Company paid $700,000 to the DEA in full resolution of this dispute. In connection with the sale by the Company of its Institutional Pharmacies Business, the Company had retained this liability.

       ENFORCEMENT DIVISION INVESTIGATION. On July 6, 1994, the Division of Enforcement of the Securities and Exchange Commission (the "Enforcement Division") began an investigation regarding the trading in the securities of the Company. The Company is cooperating fully with the Enforcement Division's requests for information and, although it cannot predict the ultimate result of the inquiry, the Company believes that such inquiry will not have a material adverse effect on its financial position or results of operations.

       The Company is not a party to any other legal proceedings which, in its belief, could have a material adverse effect on the Company.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The following matters were voted upon at an Annual Meeting of Stockholders held on May 17, 1995 and received the votes set forth below:

  1) Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his name:

                                  FOR      WITHHELD
                               ----------  --------
           Ray E. Hannah       14,708,164    28,205
           Roger H. Licht      14,708,164    28,205
           Per G.H. Lofberg    14,704,939    31,430
           Herman Sarkowsky    14,708,064    28,305

  2) A proposal to ratify and approve the grant, on December 7, 1994, of options (the "December 1994 Options") to acquire an aggregate of 830,000 shares of Common Stock to certain officers of the Company was approved and received 12,526,072 votes FOR and 544,984 votes AGAINST with 38,915 abstentions and 1,626,398 broker non-votes.

  3) A proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants was approved and received 14,547,137 votes FOR and 5,890 votes AGAINST, with 7,842 abstentions and 175,500 broker non-votes.

                               EXECUTIVE OFFICERS

       Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this report. The executive officers of the Company are as follows:

         Name          Age                 Position
         ----          ---                 --------

  James V. Manning      48  Chief Executive Officer

  Paul C. Suthern       43  President and Chief Operating Officer

  Charles A. Mele       39  Vice President--General Counsel

  Victor L. Marrero     38  Vice President--Finance and Chief Financial Officer

  Ray E. Hannah         59  Vice President--Technologies Group

       Mr. Manning has been Chief Executive Officer of the Company since January 1995 and has been an executive officer of the Company for more than the last five years and was, until December 1994, an executive officer of Medco for more than five years. He is also Chairman of the Board of COMNET Corporation ("Comnet"), a computer software company.

       Mr. Suthern has been the President and Chief Operating Officer of the Company since February 1993 and was also the Chief Executive Officer from October 1993 until January 1995. Mr. Suthern was also the President and Chief Operating Officer of Medco from November 1992 through December 1994 and Assistant to Medco's Chairman from December 1991 to November 1992. Prior thereto he was Executive Vice President - Operations of Medco for more than five years.

       Mr. Mele has been Vice President--General Counsel of the Company since July 1995 and was an executive officer of the Company from May 1989 until December 1994 and was an executive officer of Medco for more than five years until March 1995. Mr. Mele is also a director of Comnet and Group 1 Software, Inc., computer software companies.

       Mr. Marrero has been Vice President--Finance and Chief Financial Officer of the Company since December 1994 and has been an officer of the Company for more than the last five years and was, until December 1994, Senior Vice President--Treasurer of Medco for more than five years.

       Mr. Hannah has been President of Porex since September 1987 and its Chief Executive Officer since November 1992. Mr. Hannah was the Chief Operating Officer of Porex from November 1984 to November 1992.

       Mr. Hannah is the only executive officer of the Company who devotes his full time to the operation of Porex. Porex has additional senior officers who also manage the day-to-day operations of Porex.


       No family relationship exists among any of the directors and executive officers of the Company except that Martin J. Wygod, Chairman of the Board of the Company, and Paul C. Suthern are brothers-in-law. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company. All executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

                                    PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded in the over-the-counter market and included in the NASDAQ National Market System under the symbol "SNTC." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by NASDAQ.

                       High      Low
                      -------  -------

  Fiscal Year 1994
  ----------------
  First Quarter.....  $15 3/4  $10 3/4
  Second Quarter....  $12      $ 8 3/4
  Third Quarter.....  $12 1/2  $10
  Fourth Quarter....  $16 1/2  $ 8 1/4

  Fiscal Year 1995
  ----------------
  First Quarter.....  $16 1/4  $11 1/2
  Second Quarter....  $20 1/4  $14 3/4
  Third Quarter.....  $25 1/2  $19
  Fourth Quarter....  $26 1/4  $23 1/4

       The Company's Common Stock was held by 147 stockholders of record as of September 1, 1995. The Company believes that its Common Stock is beneficially held by at least 400 stockholders.

       The Company did not pay any dividends to the holders of its Common Stock during the two fiscal years ended June 30, 1995. The Company intends to continue to retain earnings to finance its business and its acquisition program and, accordingly, does not currently anticipate paying cash dividends to holders of its Common Stock.

  ITEM 6.  SELECTED FINANCIAL DATA.

       The following table sets forth selected consolidated financial data for each of the five years in the period ended June 30, 1995. The selected financial data for the four years in the period ended June 30, 1995 has been restated to reflect the Divestiture.

                                                  YEAR ENDED JUNE 30,
                                 -------------------------------------------------------
                                   1991       1992        1993        1994       1995
                                 -------    --------    --------    --------    --------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
  INCOME STATEMENT DATA
  Net Sales...................   $24,704    $ 28,486    $ 30,645    $ 33,093    $ 39,179
  Income from continuing
     operations before
     provisions for income
     taxes....................     4,754       6,031       5,430       1,080       1,078
  Provision for income taxes..     1,630       2,151       2,046         411         443
                                 -------    --------    --------    --------    --------
  Income from continuing
     operations...............     3,124       3,880       3,384         669         635
  Income from discontinued
     operations...............        --       1,376       2,734       1,823      15,459
                                 -------    --------    --------    --------    --------

  Net Income..................   $ 3,124    $  5,256    $  6,118    $  2,492    $ 16,094
                                 =======    ========    ========    ========    ========
  Net income per share (1):
     Continuing operations....   $  0.21    $   0.24    $   0.19    $   0.04    $   0.04
     Discontinued operations..        --    $   0.09    $   0.16    $   0.10    $   0.89
                                 -------    --------    --------    --------    --------
  Net income per share........   $  0.21    $   0.33    $   0.35    $   0.14    $   0.93
                                 =======    ========    ========    ========    ========

                                                      AT JUNE 30,
                                 -------------------------------------------------------
                                   1991       1992        1993        1994        1995
                                 -------    --------    --------    --------    --------
  BALANCE SHEET DATA
  Working capital.............   $30,430    $ 44,350    $ 65,673    $ 64,625    $105,279
  Net assets of discontinued
     operations...............        --      25,352      52,548      55,882          --
  Total assets................    46,233     163,011     189,494     194,009     188,174
  Long Term Debt, less
     current portion..........     1,875      81,714      81,058      80,716          --
  Stockholders' equity........    39,566      74,056     102,378     105,130     166,832

  ___________________

  (1) Restated to reflect two for one stock split effected on February 26, 1993.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       As described in "Item 1. Business--Introduction", the Company has sold its Institutional Pharmacies Business to Pharmacy Corporation of America. The Divestiture was completed on December 14, 1994. The Company's remaining industry segment is Plastic Products. The Company's consolidated financial statements have been restated to report separately the results of operations and net assets of the Institutional Pharmacies Business as discontinued operations.

       The following table sets forth for the periods indicated the percentage which certain items in the financial statements of the Company bear to net sales.

                                              PERCENTAGES OF NET SALES
                                             FISCAL YEARS ENDED JUNE 30,
                                             ---------------------------
                                                1995    1994    1993
                                                -----   -----   -----

  Net Sales.................................     100%    100%    100%

  Costs and Expenses
     Cost of sales..........................      58.7    65.0    59.5
     Selling, general and administrative....      31.0    27.3    26.4
     Interest and other income..............     (18.7)  (15.3)  (23.3)
     Interest expense.......................       9.2    18.0    19.7
     Other expense..........................      17.0     1.7      --
                                                 -----   -----   -----
                                                  97.2    96.7    82.3
                                                 -----   -----   -----
  Income before provision for income taxes..       2.8     3.3    17.7

  Provision for income taxes................       1.1     1.2     6.7
                                                 -----   -----   -----

  Income from continuing operations.........       1.7%    2.1%   11.0%
                                                 =====   =====   =====

  Fiscal Years Ended June 30, 1995 and 1994
  Consolidated Results of Operations

       Net sales for the year ended June 30, 1995 increased by $6,086,000, or 18.4%, over the comparable prior year period as a result of sales improvements across several product lines, principally increased sales of writing instrument components in the consumer sector and medical products in the health care sector. The effect of inflation was not significant for the year ended June 30, 1995.

       Cost of sales for the year ended June 30, 1995 increased by $1,512,000, or 7.0%, over the comparable prior year period due to the increased sales volume noted above and costs associated with the establishment of additional manufacturing capabilities. As a percent of net sales, cost of sales for the year ended June 30, 1995 decreased to 58.7% from 65.0% in the comparable prior year period principally due to increased sales of higher margin products and manufacturing efficiencies resulting from the automation of certain production processes.

       Selling, general and administrative expenses for the year ended June 30, 1995 increased by $3,073,000, or 33.9%, over the comparable prior year period due primarily to costs associated with: (i) the addition of sales personnel,
  (ii) the expansion of European operations, and (iii) increased corporate overhead. As a percent of net sales, selling, general and administrative expenses for the year ended June 30, 1995 increased to 31.0% from 27.3% in the prior year primarily due to the increased corporate overhead noted above.

       Interest and other income for the year ended June 30, 1995 increased by $2,241,000 or 44.2% over the comparable prior year period primarily as a result of the income earned on the net proceeds received from the sale of the Institutional Pharmacies Business.

       Interest expense for the year ended June 30, 1995 decreased by $2,356,000 from the prior year period as a result of the conversion and redemption of the Company's Convertible Surbordinated Debentures due December 1, 2001 (the "Debentures") into common stock of the Company in February 1995.

       Other expenses for the year ended June 30, 1995 increased by $6,100,000 over the comparable prior year period as a result of the one-time charge in December 1994 related to the issuance of stock options to certain officers as compensation for services in conjunction with the consummation of the Purchase and Sale Agreement and costs associated with the conversion and redemption in February 1995 of the Debentures.

       The effective tax rate for the year ended June 30, 1995 increased to 41% from 38% in the prior year period primarily due to the nondeductibility of certain conversion and redemption costs.

  Fiscal Years Ended June 30, 1994 and 1993
  Consolidated Results of Operations

       Net sales for the year ended June 30, 1994 increased by $2,448,000, or 8.0%, over the prior year period. The sales increase was due principally to increased unit sales of science specialty products, plastic vials and surgical products in the health care market segment and, to a lesser extent, to increased unit sales across the industrial segment product line. These increases were partially offset by a decrease in sales of blood serum filters. The effect of inflation was not significant for the year ended June 30, 1994.

       Cost of sales for the year ended June 30, 1994 increased by $3,255,000, or 17.8%, over the prior year period primarily as a result of the increased sales volume. As a percent of net sales, cost of sales increased to 65.0% from 59.5% in the prior year primarily as a result of a change in the composition of sales to lower margin products and to the addition of manufacturing overhead to support new product lines.

       Selling, general and administrative expenses for the year ended June 30, 1994 increased by $956,000, or 11.8%, as compared to the prior year period primarily due to increased staffing levels and marketing expenditures in Porex's surgical product group and slightly higher corporate overhead expenses. As a percent of net sales, selling, general and administrative expenses increased to 27.3% from 26.4% in the prior year period due to the increases in the costs noted above.

       Interest and other income for the year ended June 30, 1994 decreased by $2,076,000, or 29%, from the prior year period due to lower interest and dividend rates available during the year.

       Interest expense for the year ended June 30, 1994 did not vary materially from the prior year period.

       Other expense for the year ended June 30, 1994 consists of one time payments made to certain executive officers in conjunction with Merck's acquisition of Medco, the Company's then parent company.

       The effective tax rate for the year ended June 30, 1994 did not vary materially from the prior year period.

  Capital Resources and Liquidity

       Cash, cash equivalents and marketable securities increased by $49,802,000 to $152,353,000 during the year ended June 30, 1995 principally due to the proceeds received from the sale of the Institutional Pharmacies Business offset by the Company's purchase of 5,268,463 shares of its Common Stock from Merck. Excluding the effects of these transactions, cash provided by operations, net of capital expenditures was approximately $2.6 million.

       In accordance with the Purchase and Sale Agreement, the Company and Merck entered into a six-month agreement for the provision of certain transition services by Merck or its subsidiaries to the Company, in order to permit an orderly transition to the Company's status as an independent entity. Such services include, among other things, administrative, legal and other transition services at a cost determined on the same basis as historically determined. As a result of the consummation of the Purchase and Sale Agreement noted above, the Company operates independently from Merck and Medco, and will no longer be charged corporate overhead costs based on the cost-sharing methodology previously utilized by Medco. The Company is now directly incurring certain corporate overhead costs, which were allocated pursuant to its services agreement with Medco prior to the consummation of the Purchase and Sale Agreement. The Company estimates such additional costs, which consist primarily of salaries and benefits, rent and insurance, will increase corporate overhead by approximately $1.3 million over the next 12 months. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including these increased corporate overhead expenses, during this period.

       The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several other sources, including, without limitation, (a) its cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Item 1. Business--Acquisition Program".


  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Financial statements and supplementary financial information are contained on pages F-l through F-19 and S-1 of this Report.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, except that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this Report.



  ITEM 11.  EXECUTIVE COMPENSATION.

       The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.



  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.



  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)(1)-(2) Financial Statements and Schedules:

       The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data at page F-l are filed as part of this Report.

       (a)(3) Index to Exhibits:

       See Index to Exhibits on page E-1.

       (b) Reports on Form 8-K:

       None.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYNETIC, INC.



  Date:  September 28, 1995         By:      /s/ James V. Manning
                                       -----------------------------------------
                                       James V. Manning, Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 1995.

  (1) Principal Executive Officer:   (3)  A Majority of the Board of Directors:

                                     Thomas R. Ferguson
  By:      /s/ James V. Manning      Mervyn L. Goldstein
     ---------------------------     Ray E. Hannah
     James V. Manning                Roger H. Licht
     Chief Executive Officer         Per G.H. Lofberg
                                     Charles A. Mele
                                     Herman Sarkowsky
                                     Paul C. Suthern
                                     Albert M. Weis
                                     Martin J. Wygod


  (2)  Principal Financial and
       Accounting Officer:           By:   /s/ James V. Manning
                                        -------------------------------------
                                        James V. Manning
                                        Individually and as Attorney-in-Fact
  By:   /s/ Victor L. Marrero
     ---------------------------
     Victor L. Marrero
     Vice President-Finance and
     Chief Financial Officer

                         SYNETIC, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA

     The following financial statements of the Registrant and its subsidiaries required to be included in Item 14.(a) (1) of Form 10-K are listed below:

                                                            Page
                                                            ----
     Report of Independent Public Accountants.......        F-2

     Consolidated Balance Sheets at June 30, 1995
       and 1994.....................................        F-3

     Consolidated Statements of Income for the
       Years Ended June 30, 1995, 1994 and 1993.....        F-5

     Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
       June 30, 1995, 1994 and 1993.................        F-6

     Consolidated Statements of Cash Flows for the
       Years Ended June 30, 1995, 1994 and 1993.....        F-7

     Notes to Consolidated Financial Statements.....        F-8

     The following financial statement supplementary data of the Registrant and its subsidiaries required to be included in Item 14.(a) (2) of Form 10-K are listed below:

                                                            Page
                                                            ----
     Schedule II - Valuation and Qualifying
       Accounts.....................................        S-1

     All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

     These financial statements have been prepared from the Company's books and records after making all necessary adjustments thereto, and they represent the final statements for the period under audit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Synetic, Inc.:

     We have audited the accompanying consolidated balance sheets of Synetic, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synetic, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and supplemental data are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP


New York, New York
September 28, 1995

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                            June 30,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
CURRENT ASSETS:
  Cash and cash equivalents.......................   $  7,499     $  5,549
  Marketable securities...........................     98,000       50,063
  Accounts receivable, net of allowances for
    doubtful accounts and sales returns
    of $636 and $393 at June 30, 1995 and
    1994, respectively............................      6,665        5,609
  Inventories.....................................      5,446        6,250
  Other current assets............................      4,031        5,016
                                                     --------     --------
    Total current assets..........................    121,641       72,487
                                                     --------     --------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements...........................        780          754
  Buildings and improvements......................      8,286        7,789
  Machinery and equipment.........................     17,389       13,613
  Furniture and fixtures..........................      2,696        1,687
  Construction in progress........................      1,331        3,241
                                                     --------     --------
                                                       30,482       27,084
  Less:  Accumulated depreciation.................    (13,523)     (12,042)
                                                     --------     --------

    Property, plant and equipment, net............     16,959       15,042
                                                     --------     --------

OTHER ASSETS:
  Marketable securities...........................     46,854       46,939
  Net assets of discontinued operations...........          -       55,882
  Other...........................................      2,720        3,659
                                                     --------     --------
  Total other assets..............................     49,574      106,480
                                                     --------     --------
                                                     $188,174     $194,009
                                                     ========     ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30,
                                                         -------------------
                                                           1995       1994
                                                         ---------  --------
CURRENT LIABILITIES:
  Current portion of long-term debt....................  $    216   $    456
  Accounts payable.....................................       648      1,071
  Accrued liabilities..................................     9,337      3,437
  Income taxes payable.................................     6,161      2,898
                                                         --------   --------
    Total current liabilities..........................    16,362      7,862
                                                         --------   --------
LONG-TERM DEBT, less current portion...................         -     80,716

DEFERRED TAXES AND OTHER LIABILITIES...................     4,980        301

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued............................         -          -
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 16,598,530 and 17,621,512 shares
    issued and outstanding at June 30, 1995 and 1994,
    respectively.......................................       219        176
  Paid-in capital......................................   152,556     70,416
  Treasury stock, at cost; 5,268,463 shares at
    June 30, 1995......................................   (36,575)         -
  Retained earnings....................................    50,632     34,538
                                                         --------   --------
    Total stockholders' equity.........................   166,832    105,130
                                                         --------   --------
                                                         $188,174   $194,009
                                                         ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                        SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                                      Years Ended June 30,
                                                  ---------------------------
                                                   1995      1994      1993
                                                  -------   -------   -------
Net sales...................................      $39,179   $33,093   $30,645
                                                  -------   -------   -------

Costs and expenses:
  Cost of sales.............................       23,006    21,494    18,239
  Selling, general and administrative.......       12,125     9,052     8,096
  Interest and other income.................       (4,757)   (4,754)   (6,944)
  Dividend income...........................       (2,555)     (317)     (203)
  Interest expense..........................        3,619     5,975     6,027
  Other expense.............................        6,663       563         -
                                                  -------   -------   -------
                                                   38,101    32,013    25,215
                                                  -------   -------   -------
Income from continuing operations
  before provision for income taxes.........        1,078     1,080     5,430

Provision for income taxes..................          443       411     2,046
                                                  -------   -------   -------
Income from continuing operations...........      $   635   $   669   $ 3,384
                                                  -------   -------   -------

Discontinued operations:
  Income from discontinued operations, net
  of provision for income taxes of $842,
  $1,582 and $2,241 in 1995, 1994 and
  1993, respectively........................          963     1,823     2,734

Gain on sale of Institutional Pharmacy
  operations, net of taxes of $23,037.......       14,496         -         -
                                                  -------   -------   -------

Net income..................................      $16,094   $ 2,492   $ 6,118
                                                  =======   =======   =======

Net income per share:
  Continuing operations.....................      $   .04   $   .04   $   .19
  Discontinued operations...................          .89       .10       .16
                                                  -------   -------   -------

  Net income................................      $   .93   $   .14   $   .35
                                                  =======   =======   =======

Weighted average shares outstanding.........       17,379    17,968    17,485
                                                  =======   =======   =======


The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                               Common Stock
                                              ---------------
                                              Number                                            Total
                                                of             Paid-In   Retained  Treasury  Stockholders'
                                              Shares   Amount  Capital   Earnings    Stock      Equity
                                              ------   ------  --------  --------  --------  ------------
Balance, June 30, 1992..............          16,021      160    47,968    25,928         -       74,056
                                              ------   ------  --------  --------  --------  -----------

  Net income........................               -        -         -     6,118         -        6,118
  Issuance of common stock for
   exercise of stock options
   and 401(k) plan..................             217        2     1,577         -         -        1,579
  Issuance of common stock for
   acquisitions of HPS and
   Reliance and purchase agreement
   payments.........................           1,278       13    19,518         -         -       19,531
  Issuance of common stock to
   the public.......................              68        1     1,093         -         -        1,094
                                              ------   ------  --------  --------  --------  -----------

Balance, June 30, 1993..............          17,584      176    70,156    32,046         -      102,378
                                              ------   ------  --------  --------  --------  -----------

  Net income........................               -        -         -     2,492         -        2,492

  Issuance of common stock for
   exercise of stock options
   and 401(k) plan..................              37        -       260         -         -          260
                                              ------   ------  --------  --------  --------  -----------
Balance, June 30, 1994..............          17,621     $176  $ 70,416   $34,538         -     $105,130
                                              ------   ------  --------  --------  --------  -----------

  Net income........................               -        -         -    16,094         -       16,094
  Issuance of common stock for
   exercise of stock options
   and 401(k) plan..................             368        4     5,200         -         -        5,204

  Issuance of common stock for
   conversion of debentures.........           3,877       39    76,940         -         -       76,979

  Purchase of 5,268,463 shares
   of common stock for Treasury.....               -        -         -         -   (36,575)     (36,575)
                                              ------   ------  --------  --------  --------  -----------

Balance, June 30, 1995..............          21,866     $219  $152,556   $50,632  $(36,575)    $166,832
                                              ======   ======  ========  ========  ========  ============

 The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Years Ended June 30,
                                               -------------------------------
                                                  1995       1994       1993
                                               ---------   --------   --------
Cash flows from operating activities:
  Net income.................................  $  16,094   $  2,492   $  6,118
  Adjustments to reconcile net income to net
   cash provided by (used for) operating
   activities:
   Income from discontinued operations.......       (963)    (1,823)    (2,734)
   Gain on sale of Institutional Pharmacy
    business.................................    (14,496)         -          -
   Other expense.............................      1,056          -          -
   Depreciation and amortization.............      1,545      2,179      1,911
   Deferred income taxes.....................       (301)    (2,042)       511
  Changes in operating assets and
     liabilities, net of the effects of
     acquisitions:
      Accounts receivable, net...............     (1,056)      (910)       (11)
      Inventories............................        804        326       (798)
      Other assets...........................     (3,365)     2,438     (2,279)
      Accounts payable.......................       (423)       (24)      (241)
      Accrued liabilities....................      1,206      1,042     (1,937)
      Other liabilities......................      4,980          -          -
      Income taxes payable...................        946      2,213        692
      Net cash used by discontinued
        operations...........................          -       (653)    (1,549)
                                               ---------   --------   --------
        Net cash provided by (used for)
         operating activities................      6,027      5,238       (317)
                                               ---------   --------   --------
Cash flows from investing activities:
  Sales of marketable securities.............    383,064     33,132     53,961
  Purchases of marketable securities.........   (430,916)   (60,231)   (36,670)
  Capital expenditures.......................     (3,398)    (2,777)    (3,776)
  Net proceeds from sale of Institutional
   Pharmacy business.........................     82,911          -          -
  Net cash used by Discontinued Operations...          -       (858)    (3,382)
  Other......................................          -       (261)       669
                                               ---------   --------   --------
        Net cash provided by (used for)
         investing activities................     31,661    (30,995)    10,802
                                               ---------   --------   --------
Cash flows from financing activities:
  Payments for Treasury stock................    (36,575)         -          -
  Proceeds from issuance of stock options and
   401(k) purchases..........................      4,369        196        855
  Payments on long-term debt.................     (3,532)      (542)      (662)
  Proceeds of common stock offering, net of
   underwriting discount.....................          -          -      1,094
                                               ---------   --------   --------
        Net cash provided by (used for)
         financing activities................    (35,738)      (346)     1,287
                                               ---------   --------   --------
Net increase (decrease) in cash
 and cash equivalents........................      1,950    (26,103)    11,772
Cash and cash equivalents, beginning of
 period......................................      5,549     31,652     19,880
                                               ---------   --------   --------
Cash and cash equivalents, end of period.....  $   7,499   $  5,549   $ 31,652
                                               =========   ========   ========

The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies:

     On November 18, 1993, Medco Containment Services, Inc. ("Medco") became a wholly-owned subsidiary of Merck & Co., Inc. ("Merck"). As a result of this transaction, Merck acquired voting control of Synetic, Inc. (the "Company").

     On May 24, 1994, Merck and the Company entered into a Purchase and Sale Agreement (the "Agreement") by which the Company and its Chairman, Martin J. Wygod, would purchase the Company's common stock owned by Merck. As part of this Agreement, the Company agreed to divest its Institutional Pharmacy business. On December 14, 1994, the Company consummated the transactions described above pursuant to which (1) the Company sold its Institutional Pharmacy business to Pharmacy Corporation of America ("PCA") for $107.3 million, subject to certain closing adjustments, and (2) the Company and a limited partnership, whose general partner is controlled by the Company's Chairman, purchased from Merck the 10,330,320 shares of the Company's common stock held by Merck.

     The Company has granted stock options with an exercise price below fair market value on the date of award to certain officers in recognition of their contribution in completing these transactions. Accordingly, included in Other expense in the accompanying financial statements, the Company has recorded a non-recurring charge of approximately $5 million relating to such stock options in conjunction with the consummation of these transactions.

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Porex Technologies Corp. ("Porex"), after elimination of all material intercompany accounts and transactions. All periods and related notes thereto have been restated to reflect the discontinuance of the Institutional Pharmacy business, as discussed in Note 2.

     Cash and Cash Equivalents--

     The Company considers all liquid investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the consolidated statements of cash flows. These short-term investments are stated at cost, which approximates market.

     Marketable Securities--

     At June 30, 1995 and 1994 marketable securities consisted primarily of U.S. Treasury Notes and Money Market Preferred Stock investments. These investments, which are carried at a cost of $144,854,000 and $97,002,000, net of unamortized premium, had an aggregate market value of $145,539,000 and $97,003,000 at June 30, 1995 and 1994, respectively. At June 30, 1995, gross unrealized gains pertaining to current and noncurrent marketable securities and other investments were $685,000. Gains and losses on the sale of marketable securities and other investments are calculated using the specific identification method.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies: (continued)

     Investments in Debt and Equity Securities --

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At June 30, 1995, the Company's investments consisted principally of Money Market Preferred Stock investments and U.S. Treasury Notes. The Money Market Preferred Stock investments, with scheduled maturities of less than one year, are classified as available-for-sale and are valued at estimated fair value, which approximates cost. These investments are generally redeemed at face value upon maturity and, as such, gains or losses on disposition are immaterial. The U.S. Treasury Notes maturing February 1997 through June 1997 are classified as held-to-maturity and are carried at cost, net of unamortized premium. Gross unrealized holding gains pertaining to the U.S. Treasury Notes as of June 30, 1995 were $685,000.

     Inventories--

     Inventories are stated at the lower of (first-in, first-out) cost or market. Cost includes raw materials, direct labor, and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventories consisted of the following (in thousands):

                                      June 30,
                                   --------------
                                    1995    1994
                                   ------  ------
Raw materials and supplies..       $2,843  $3,089
Work-in-process.............          549     564
Finished goods..............        2,054   2,597
                                   ------  ------
                                   $5,446  $6,250
                                   ======  ======

     Property, Plant and Equipment--

     Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Annual depreciation rates range from 2% to 5% for buildings and improvements and from 9% to 33% for machinery and equipment and furniture and fixtures. For income tax purposes, certain assets are depreciated using accelerated methods. Expenditures for maintenance, repair and renewals of minor items are charged to operations as incurred. Major betterments are capitalized.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies: (continued)

    Accrued Liabilities--

    Accrued liabilities consisted of the following (in thousands):

                                             June 30,
                                          --------------
                                           1995    1994
                                          ------  ------
Accrued payroll and benefit costs..       $3,224  $1,638
Payable to former Parent...........        2,273       -
Accrued legal costs................        1,330       -
Accrued interest...................            4     479
Other..............................        2,506   1,320
                                          ------  ------
  Total............................       $9,337  $3,437
                                          ======  ======

     Income Taxes--

     Deferred income taxes are provided for differences in the timing of income and expense recognition for financial and tax reporting purposes.

     Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As permitted under the new rules, prior years' financial statements have not been restated.

     In accordance with the disclosure provisions of SFAS 109, the Company has included approximately $1,971,000 and $897,000 of deferred tax assets in other current assets and other assets, respectively, representing the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The effect of adopting SFAS 109 was not material to the results of operations for the year ended June 30, 1994.

     Foreign Currency Translation--

     The financial statements and transactions of Porex's foreign manufacturing facility are maintained in its functional currency (Deutsche mark) and translated into U.S. dollars. The adjustments which result from the process of translating these financial statements are not material and, therefore, are not separately disclosed in the accompanying consolidated financial statements.

     Revenue Recognition--

     The Company designs, manufactures and distributes porous and solid plastic components and products used in healthcare, industrial and consumer applications. Revenue is recognized upon product shipment net of sales returned.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies: (continued)

     Development Costs--

     Company-sponsored development costs related to both present and future products are expensed currently. Total expenditures on development were $1,490,000, $1,328,000 and $1,547,000 for the years ended June 30, 1995, 1994, and 1993, respectively.

     Net Income Per Share--

     Net income per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method.

     Reclassifications--

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Discontinued Operations:

     On December 14, 1994, the Company sold its Institutional Pharmacy business to Pharmacy Corporation of America, a wholly-owned subsidiary of Beverly Enterprises, Inc., for approximately $107.3 million in cash, subject to certain closing adjustments. As a result of this transaction, the Company recorded an after-tax gain of $14,496,000. The consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued operations.

     As of June 30, 1994, the investment in the net assets of the discontinued operation consisted of (in thousands):

                                       1994
                                     --------
     Current assets...........       $ 21,700
     Current liabilities......         (5,544)
                                     --------
     Net current assets.......         16,156
     Net fixed assets.........          4,215
     Other noncurrent assets..         42,723
     Noncurrent liabilities...         (7,212)
                                     --------
                                     $ 55,882
                                     ========

     Net sales of the discontinued operations were $37,089,000 for the period ended December 13, 1994, and $78,705,000 and $63,077,000 for the years ended June 30, 1994 and 1993, respectively.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Stockholders' Equity:

     In February 1995, the Company issued 3,877,607 shares of its common stock resulting from the conversion of $79,104,000 aggregate principle amount of its 7% Convertible Subordinated Debentures due December 1, 2001 (the "Debentures"). (See Note 4.)

     At June 30, 1994, 10,330,320 shares of the Company's $.01 par value common stock were held by Merck. Pursuant to the Agreement between Merck and the Company, the Company and a limited partnership, whose general partner is controlled by the Company's Chairman, purchased these shares from Merck. The Company's purchase of 5,268,463 of such shares is reflected as Treasury Stock in the accompanying consolidated financial statements. (See Note 1.)

     On February 5, 1993, the Company declared a two-for-one stock split of its common stock, in the form of a dividend paid on February 26, 1993, to stockholders of record as of the close of business on February 16, 1993. The accompanying consolidated financial statements have been adjusted retroactively to the earliest period presented to reflect the stock split.

     On March 5, 1993, the former owners of three acquired businesses sold their shares of the Company's common stock in a registered public offering. In conjunction with this offering, Medco purchased 330,320 shares of the Company's common stock from certain former owners. Pursuant to the related purchase agreements, the Company paid the former owners $3,984,000, in the aggregate, based on the net offering price. Such payments have been charged to paid-in capital as an adjustment to the original value of the consideration issued to acquire the business.

     In connection with the registered public offering referred to above, the Company received proceeds of $1,094,000 as payment for 68,000 shares of common stock issued to the underwriters of the offering pursuant to the exercise of an over-allotment option.

(4)    Long-Term Debt:

Long-term debt at June 30, 1995 and 1994 consisted of the following (in thousands):

                                                           1995      1994
                                                         -------   -------
Convertible Subordinated Debentures due
 December 1, 2001 with interest at 7% payable
 semi-annually (a).................................            -   $80,500

Fulton County Industrial Revenue Bonds, maturing
 April 30, 1997, payable in quarterly
 installments of $114,000 plus interest at 83% of
 a floating prime rate (7.4% at June 30, 1995)(b)..          216       672

Other long-term debt...............................            -         -
                                                         -------   -------
                                                             216    81,172
Less: current portion..............................         (216)     (456)
                                                         -------   -------
  Total long-term debt.............................      $     -   $80,716
                                                         =======   =======

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Long-Term Debt: (continued)

     (a) In December 1991, the Company issued to the public $80,500,000 aggregate principal amount of its Debentures. The Debentures were convertible at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $20.40 per share, subject to adjustment under certain circumstances. On January 27, 1995, the Company called for redemption on February 13, 1995 the Debentures. Holders of $79,104,000 aggregate principal amount of the Debentures surrendered them for conversion into an aggregate of 3,877,607 shares of common stock. The remaining $1,396,000 of the outstanding Debentures were redeemed at the redemption price of 104% plus accrued interest. Included in Other expense in the accompanying financial statements are approximately $1.1 million of costs associated with the call for redemption.

     (b) Substantially all of Porex's property, plant and equipment have been pledged as collateral to secure this obligation. The obligation is guaranteed by Medco. The Company has indemnified Medco with respect to Medco's obligations under such guarantee.

     Aggregate maturities of long-term debt are as follows (in thousands):

Years Ending June 30,
---------------------
1996...............................................        $   216
1997...............................................             -
1998...............................................             -
1999...............................................             -
2000...............................................             -
Thereafter.........................................             -

(5) Income Taxes:

The income tax provisions are summarized as follows (in thousands):

                                              Years Ended June 30,
                                            ------------------------
                                             1995     1994     1993
                                            ------   ------   ------
Current:
 Federal..............................      $2,594   $  778   $1,746
 State................................         491      107      510
                                            ------   ------   ------
  Total current........................      3,085      885    2,256
                                            ------   ------   ------
Deferred:
 Federal..............................      (2,070)    (436)    (172)
 State................................        (572)     (38)     (38)
                                            ------   ------   ------
  Total deferred......................      (2,642)     474     (210)
                                            ------   ------   ------
   Total income tax provision.........      $  443   $  411   $2,046
                                            ======   ======   ======

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Income Taxes: (continued)

     A reconciliation of the income tax provision, computed by applying the federal statutory rate to income before taxes, and the actual provision for income taxes is as follows:

                                              Years Ended June 30,
                                            ------------------------
                                             1995     1994     1993
                                            ------   ------   ------
Federal statutory rate................       35.0%    34.0%    34.0%
State tax, net of federal benefit.....       (4.8)     7.3      5.7
Dividend exclusion....................      (52.3)    (7.0)    (0.9)
Non-deductible conversion costs.......       67.6        -        -
Other, net............................       (4.4)     3.8     (1.1)
                                            -----    -----    ------
                                             41.1%    38.1%    37.7%
                                            =====    =====    =====

Timing differences resulted in the following deferred tax expense (benefit) (in thousands):

                                                Years Ended June 30,
                                             -------------------------
                                               1995     1994     1993
                                             -------  -------  -------
Book/tax differences in accounting method
 for assets acquired.......................  $    15   $ (44)   $  63
Accrued expenses...........................     (643)   (365)    (283)
Deferred compensation - stock options         (2,038)      -        -
Excess of tax over book depreciation and
 amortization..............................       38      (5)     165
Other, net.................................      (14)    (60)    (155)
                                             -------   -----    -----
                                             $(2,642)  $(474)   $(210)
                                             =======   =====    =====

Deferred tax liabilities (assets) at June 30, 1995, are comprised of the following (in thousands):

    Tax over book depreciation.....................  $ 1,023
    Intangible assets amortization.................      179
    Accrued expenses...............................   (1,374)
    Deferred compensation - stock options..........   (2,038)
    Inventory .....................................     (425)
    Prepaids and other ............................     (233)
                                                     -------
                                                     $(2,868)
                                                     =======

(6) Major Customers and Export Sales:

    For fiscal year 1995 and 1994, no customer accounted for more than 10% of the Company's net sales. For fiscal year 1993, one customer accounted for 12% of the Company's net sales.

    Foreign sales and export sales of Porex, which are made principally to Europe, amounted to $10,403,000, $7,904,000 and $6,540,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) Pension and Profit Sharing Plans:

    The Company has defined benefit pension plans covering substantially all of its employees. Net pension cost for the years ended June 30, 1995, 1994 and 1993 included the following components (in thousands):


                                      1995    1994    1993
                                     ------  ------  ------
Service cost..................       $ 240   $ 221   $ 197
Interest cost.................         273     253     217
Actual return on plan assets..        (427)   (232)   (687)
Net amortization..............         127     (45)    472
                                     -----   -----   -----
  Net pension cost............       $ 213   $ 197   $ 199
                                     =====   =====   =====

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                            June 30,
                                                       ------------------
                                                         1995      1994
                                                       --------  --------
Actuarial present value of benefit obligation:
  Vested benefit obligation.....................       $(2,585)  $(2,244)
  Nonvested benefit obligation..................           (59)     (117)
                                                       -------   -------
  Accumulated benefit obligation................        (2,644)   (2,361)
  Effect of future salary increases.............        (1,523)   (1,497)
                                                       -------   -------

Projected benefit obligation....................        (4,167)   (3,858)
Plan assets at fair value.......................         3,986     3,566
                                                       -------   -------

Funded status...................................          (181)     (292)
Unrecognized net gain...........................          (193)      (97)
Unrecognized net asset..........................          (238)     (259)
Unrecognized prior service cost.................            66       264
                                                       -------   -------
Net pension liability recognized in the
 consolidated balance sheets....................       $  (546)  $  (384)
                                                       =======   =======

     The Company funds the Plan through annual contributions representing no less than the minimum amounts required as computed by actuaries to be consistent with the Plan objectives and government regulations. The net pension liability is included in accrued liabilities.

     Assumptions used in the accounting for the Company's defined benefit plans as of June 30, 1995 and 1994 were:
                                                  1995     1994
                                                  ----     ----
     Discount rate.............................    7.5%       7.5%
     Rate of increase in compensation levels...   0%-5%      0%-5%
     Expected long-term rate of return on
      assets..................................     8.0%       8.0%

     Plan assets consist primarily of debt and equity investments.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) Pension and Profit Sharing Plans: (continued)

     The Company has a defined contribution profit sharing plan covering substantially all of its employees. Participants must be at least 21 years of age and have completed one year of service and may contribute up to 10% of their earnings. The Company matches 25% of the first 4% of participants earnings which are contributed to the Plan. For the year ended June 30, 1995, the Company issued 3,179 shares of common stock to the Plan. For the years ended June 30, 1995, 1994 and 1993, Company contributions were approximately $59,100, $64,400 and $59,400, respectively.

(8)  Related Party Transactions:

     Tax-sharing agreement--

     The Company and Medco had a tax-sharing agreement which provided, among other things, for the allocation of federal income taxes on a separate company basis prior to July 6, 1989 and other related matters with respect to income taxes of the Company.

     Services agreement--

     Through December 14, 1994, the Company and Medco had a services agreement pursuant to which Medco provides the Company with various services of its management. The Company paid the actual costs of providing these services. Where actual costs were not available, the Company paid amounts based on mutually agreed upon allocation methods. Costs for such services were approximately $337,000, $429,000 and $407,500 for the years ended June 30, 1995, 1994 and 1993, respectively.

     Sales to former affiliate--

     Medco purchased $2,569,000, $2,312,000, and $1,843,000 of plastic vials manufactured by the Company for the years ended June 30, 1995, 1994 and 1993, respectively. These sales were based on prices and terms generally available to non-affiliates. Pursuant to an agreement, Medco will continue to purchase such plastic vials until December 14, 1996. Through December 14, 1995, the cost to Medco of the plastic vials is the price in effect on the date of the agreement, at which time the price will increase by 3%, subject to certain adjustments.

(9)  Stock Options:

     In May 1989, the Company adopted two stock option plans, the 1989 Class A Stock Option Plan (the "Class A Plan") and the 1989 Class B Stock Option Plan (the "Class B Plan"). In September 1991, the Company adopted the 1991 Special Non-qualified Stock Option Plan (the "1991 Special Plan") and in December 1991, the Company adopted the 1991 Director Stock Option Plan (the "Director Plan") (collectively, the "Plans"). Non-Qualified stock options are granted under the Class A Plan, the 1991 Special Plan and the Director Plan. Options granted under the Class

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Stock Options: (continued)

B Plan may be either incentive stock options or non-qualified stock options. Eligibility for the grant of options under the Class A Plan and the Director Plan are limited to certain of the Company's directors. Eligibility for the grant of options under the Class B Plan and the 1991 Special Plan are limited to the Company's officers, certain directors, employees, consultants, agents and key contractors. No options under the Plans may be exercised during the first year after the date of grant, and options granted under the Plans become exercisable at a rate of 20% in each successive year after the date of grant. No options may be granted under any of the Plans after October 8, 2001, and all options expire within ten to fifteen years from the date of the grant. Under the Class B Plan, the 1991 Special Plan and the Director Plan, the exercise price may not be less than 100% of the fair market value of the Company's common stock on the date of grant. Under the Class A Plan, the exercise price may not be less than 85% of the fair market value of the Company's common stock on the date of grant. All options granted under the Class A Plan had an exercise price equal to 100% of the fair market value on the date of grant. There are 4,058,370 shares reserved for issuance under the Company's Plans.

     In addition to the Company's stock option plans, the Company has granted options to certain directors, consultants and key employees. At June 30, 1995, there were 220,000 options granted to these individuals. The terms of these grants are similar to the Company's non-qualified stock option plans.

     A summary of stock option transactions is shown below:

                                     Years Ended June 30,
                             -----------------------------------
                                1995         1994         1993
                             ---------    ---------    ---------
Options outstanding,
 beginning of period......   3,239,830    3,748,210    2,554,550
Options granted...........   1,228,000      168,800    1,592,700

Options exercised.........    (364,570)     (31,800)    (281,210)
Options cancelled.........    (511,360)    (645,380)    (117,830)
                            ----------   ----------   ----------

Options outstanding, end
 of period................   3,591,900    3,239,830    3,748,210
                            ==========   ==========   ==========

Options available for
 grant, end of period.....     686,470      573,110      596,530
                            ==========   ==========   ==========

Options exercisable, end
 of period................   1,846,300    1,912,100      919,550
                            ==========   ==========   ==========
Price range of
 outstanding options,
 end of period............  $     5.25   $     5.25   $     5.25
                                  to           to           to
                            $    21.50   $    22.00   $    21.50
                            ==========   ==========   ==========
Average price of options
 exercised................  $    11.82   $     5.25   $     5.63
                            ==========   ==========   ==========

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) Commitments and Contingencies:

     Leases--

     The Company leases warehouse space, equipment and automobiles under various noncancellable operating leases. Rental expense was $197,000, 148,000 and $137,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The minimum aggregate rental commitments under noncancellable leases, excluding renewal options, are as follows (in thousands):

     Years Ending June 30,
     ---------------------
     1996................................  $188
     1997................................    45
     1998................................    20
     1999................................     -
     2000 and Thereafter.................     -

     Employment agreements --

     The Company had fee arrangements with two of its senior executive officers, which terminated on May 19, 1994, which provided for the payment of a fee to such officers in connection with certain acquisitions made by the Company. Such fees totaled, in aggregate, approximately $563,000 during the fiscal year ended June 30, 1994.

     Legal proceedings --

     In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

(11) Quarterly Financial Data (Unaudited):

     The following table summarizes the quarterly financial data for the fiscal years ended June 30, 1995 and 1994 (in thousands, except per share data):


                                         Income (loss)
                                       Before Provision                Net Income
Quarter Ended               Net Sales      For Taxes      Net Income    Per Share
--------------------------  ---------  -----------------  -----------  -----------

1994
----
September 30, 1993...        $ 7,632       $   250         $   154         $ .01
December 31, 1993....          7,728          (356)           (221)         (.01)
March 31, 1994.......          8,472           726             449           .02
June 30, 1994........          9,261           460             287           .02

1995
----
September 30, 1994...          8,954           794             481           .04
December 31, 1994....          9,469        (4,395)         (2,726)         (.16)
March 31, 1995.......          9,865         1,030             644           .04
June 30, 1995........         10,891         3,649           2,236           .13

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) Fair Value of Financial Instruments:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                               At June 30, 1995
                              -------------------
                                        Estimated
                              Carrying    Fair
                               Amount     Value
                              --------  ---------
                                (in thousands)
Assets:
 Cash and cash equivalents..  $  7,499  $  7,499
 Marketable securities......   144,854   145,539

Liabilities:
 Other long-term debt.......       216       216

     Cash and cash equivalents --

     The carrying amounts of these items are a reasonable estimate of their fair value.

     Marketable securities --

     Current and noncurrent marketable securities, consisting of publicly-traded U.S. Treasury Notes and Money Market Preferred Stock investments, are valued based on quoted market prices or dealer quotes.

     Other long-term debt --

     The carrying value of the remaining long-term debt is a reasonable estimate of its fair value. (See Note 4)

     The fair value estimates presented herein are based on information available to the Company as of June 30, 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(13) Supplemental Cash Flow information (in thousands):

                                Years Ended June 30,
                               -----------------------
                                1995     1994    1993
                               -------  ------  ------
     Interest Paid......       $ 2,870  $5,688  $5,737
     Income Taxes Paid..        27,435     604   3,574


                         SYNETIC, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 1995, 1994 and 1993





               Col. A                 Col. B           Col. C             Col. D      Col. E
---------------------------------  ----------  ----------------------  ------------  --------
                                                     Additions
                                               ----------------------
                                   Balance at  Charges to  Charges to                 Balance at
                                   Beginning   Costs and     Other                      End of
           Description             of Period   Expenses    Accounts    (Deductions)     Period
---------------------------------  ----------  ----------  ----------  ------------   ----------
Deducted in the Balance Sheet
 from the asset to which
 it applies:

Allowance for doubtful accounts
 and sales returns
June 30, 1995....................   $393,000     307,000       7,000      (71,000)     $636,000
June 30, 1994....................   $229,000     164,000      13,000      (13,000)     $393,000
June 30, 1993....................   $231,000      26,000     (11,000)     (17,000)     $229,000

------------------------------------
(1) Write-off of uncollectible accounts and other reductions, net of recoveries.

                               INDEX TO EXHIBITS


Number                                Title
------                                -----

3.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-28654) (the "Registration Statement").

3.2       By-Laws of the Company, as amended. Incorporated by reference to
          Exhibit 3.2 to Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").

4.1 Indenture dated as of December 1, 1991 between the Company and NationsBank of Georgia, N.A. (formerly The Citizens and Southern National Bank). Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-43577).

10.1 1989 Class A Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Registration Statement.*

10.2 1989 Class B Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.2 to the Registration Statement.*

10.3 1991 Director Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-46640).*

10.4 Form of Stock Option Agreement dated as of May 17, 1989 between the Company and the members of the Stock Option Committee of the Board of Directors. Incorporated by reference to Exhibit 10.3 to the Registration Statement.*

10.5 Retirement Plan for Salaried Employees of Porex Technologies Corp. of Georgia. Incorporated by reference to Exhibit 10.4 to the Registration Statement.*

10.6 Loan Agreement, dated as of April 1, 1985, between Development Authority of Fulton County and Porex Technologies Corp. of Georgia. Incorporated by reference to Exhibit 10.5 to the Registration Statement.

10.7 Form of Indemnification Agreement between the Company and the directors and officers of the Company. Incorporated by reference to
          Exhibit 10.6 to the Registration Statement.

10.8 Form of Services Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.7 to the Registration Statement.

10.9 Form of Tax Sharing Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.10 Form of Indemnification Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.9 to the Registration Statement.

10.11 Fee Arrangement with Martin J. Wygod and James V. Manning dated as of May 18, 1989. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.*

10.12 Purchase and Sale Agreement, dated as of May 24, 1994, between Merck & Co., Inc. and the Company (the "Purchase and Sale Agreement"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994.

10.13 Purchase Agreement, dated as of May 24, 1994, between Medco Containment Services, Inc. and Porex Technologies Corp. Incorporated by reference to Exhibit 10.23 to the 1994 10-K.

10.14 Stock Purchase Agreement, dated as of August 9, 1994, between the Company and Pharmacy Corporation of America. Incorporated by reference to Exhibit 10.24 to the 1994 10-K.

10.15 Amendment and Restated Investment Agreement, dated as of September 13, 1994, between Martin J. Wygod and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-
          K dated September 16, 1994.

10.16 Form of Stock Option Agreement, made as of December 7, 1994, between the Company and each of James V. Manning (for 150,000 shares), Paul
          C. Suthern (for 180,000 shares), Victor L. Marrero (for 125,000 shares), David J. Schlanger (for 125,000 shares), Pamela B. Spira (for 125,000 shares) and Anthony Vuolo (for 125,000 shares). Incorporated by reference to Annex A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 1995.*

21.1**    Subsidiaries of the Company.

23.1**    Consent of Arthur Andersen LLP.

23.2**    Consent of Emens, Kegler, Brown, Hill & Ritter Co., L.P.A.

24.1**    Powers of Attorney of the Company.

27**      Financial Data Schedule

99.1 Excerpt from the Consulting Agreement between Merck & Co., Inc. and Martin J. Wygod relating to provisions incorporated in the Purchase and Sale Agreement. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994.

___________________________
*Management contract or compensation plan or arrangement.

**Filed herewith.