Form 10-K/A
period 1995-06-30
SYNETIC INC
filed 1995-10-27
CIK 850436

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock (based on the last sale price of registrant's voting stock on the NASDAQ National Market System on September 15, 1995, and for the purpose of this computation only, the assumption that all of the registrant's directors and executive officers are affiliates) held by non-affiliates of the registrant was approximately $279,097,290.

     The number of shares of registrant's Common Stock, $.01 par value, outstanding at September 15, 1995 was 16,648,096.

                     DOCUMENTS INCORPORATED BY REFERENCE
     None.

                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.

     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is included in Part I of this report.

     The directors of the Company are as follows:

                                  Director                Principal
     Name                  Age     Since                  Occupation
     ----                  ---    --------                ----------

Thomas R. Ferguson          69    1989        Mr. Ferguson has been a member of
                                              the law firm of Ferguson, Case,
                                              Orr, Paterson & Cunningham for
                                              more than five years.

Mervyn L. Goldstein, M.D.   58    1989        Dr. Goldstein has been a physician
                                              in private practice, Associate
                                              Clinical Professor of Medicine at
                                              the Albert Einstein College of
                                              Medicine in New York City and
                                              Attending Physician in Medicine
                                              and Oncology at Montefiore Medical
                                              Center in New York City for more
                                              than five years. Since 1991, he
                                              has been Physician Director of
                                              Quality Assurance at Montefiore
                                              Medical Center.

Ray E. Hannah               59    1989        See "Part I.  Executive Officers."

Roger H. Licht              41    1989        Roger H. Licht has been a member
                                              of the law firm of Licht & Licht
                                              for more than five years.

James V. Manning            48    1989        See "Part I.  Executive Officers."

Per G.H. Lofberg            48    1995        Mr. Lofberg has been President of
                                              the Merck-Medco Managed Care
                                              Division of Merck since November
                                              1993. Prior to that, he was Senior
                                              Executive Vice President-Strategic
                                              Planning and Sales and Marketing
                                              of Medco for more than five years.


Charles A. Mele             39    1989        See "Part I.  Executive Officers."

Herman Sarkowsky            70    1989        Herman Sarkowsky has been Chairman
                                              of the Board and Chief Executive
                                              Officer of Sarkowsky Investment
                                              Corporation, a diversified
                                              investment company, for more than
                                              five years. Since May 1992, he has
                                              been a director of Seafirst Bank.
                                              Mr. Sarkowsky is also a director
                                              of Eagle Hardware & Garden Inc.
                                              and Hollywood Park, Inc.

Paul C. Suthern             43    1993        See "Part I.  Executive Officers."

Albert M. Weis              68    1989        Albert M. Weis has been President
                                              of A.M. Weis & Co., Inc., a
                                              commodities trading corporation,
                                              for more than five years. Mr. Weis
                                              is a member of the Board of the
                                              Commodities Clearing Corporation.

Martin J. Wygod             55    1989        Martin J. Wygod has been Chairman
                                              of the Board of the Company since
                                              May 1989. From May 1989 to
                                              February 1993, Mr. Wygod also
                                              served as the Company's President
                                              and Chief Executive Officer and
                                              until May 1994 was an executive
                                              officer of the Company. Until May
                                              1994, Mr. Wygod was Chairman of
                                              the Board of Medco for more than
                                              five years, and until January 1993
                                              he also served as Chief Executive
                                              Officer of Medco. He is also
                                              engaged in the business of racing,
                                              boarding and breeding thoroughbred
                                              horses and is President of River
                                              Edge Farm, Inc., which is engaged
                                              in the business of breeding and
                                              boarding thoroughbred horses.



     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 1995 and Forms 5 and amendments thereto furnished to the Company for such year, no person failed to disclose on a timely basis, as disclosed in the above forms, reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, during such year or prior years.

Item 11.  Executive Compensation.

     In accordance with the Services Agreement described below under "Item 13. Certain Relationships and Related Transactions--Transition Agreement and Services Agreement" the Company bore, prior to the consummation of the Purchase on December 14, 1994, a proportionate share of the cost or expense in respect of Medco compensation, benefits and travel and entertainment expenses of certain officers of the Company who were also employees of Medco or its subsidiaries other than the Company. During the period from July 1, 1994 through December 14, 1994, the executive officers of the Company, other than Ray E. Hannah, Vice President--Technologies Group of the Company, did not receive any cash compensation for services to the Company or its subsidiaries. In the case of Mr. Hannah, all amounts shown below were paid by the Company. Following the consummation of the Purchase, the other executive officers of the Company became salaried employees of the Company and began to participate in the employee benefit plans and arrangements of the Company.

     Mr. Suthern was the Chief Executive Officer of the Company from October 1993 until January 1995. Mr. Manning has been the Chief Executive Officer of the Company since January 1995. The following table presents information concerning compensation paid for services to the Company during the last three fiscal years to Mr. Manning and Mr. Suthern, and to Mr. Hannah, the only executive officer of the Company whose cash compensation for services to the Company exceeded $100,000 for the fiscal year ended June 30, 1995 (the "Named Executive Officers"):

                          Summary Compensation Table



                                                                          Long Term
                                             Annual Compensation         Compensation
                                      ---------------------------------- ------------
                                                                Other     Securities
                                                                Annual    Underlying   All Other
                                                               Compen-     Options/     Compen-
Name and Principal Postion    Year    Salary ($)   Bonus ($)  sation ($)   SARs (#)    sation ($)
--------------------------    ----    ----------   ---------  ----------  ----------   ----------
James V. Manning............  1995    50,000(1)        --          --       150,000        --
    Chief Executive           1994         0(1)        --          --           --     112,640(2)
    Officer (since            1993         0(1)        --          --           --         --
    January 1995);
    Senior Executive
    Vice President
    -- Finance and
    Administration
    (through January
    1995)

Paul C. Suthern.............  1995    80,000(3)        --          --       180,000        --
     President and            1994         0(3)        --          --           --         --
     Chief Operating          1993         0(3)        --          --       120,000        --
     Officer (Chief
     Executive
     Officer from
     October 1993
     to January
     1995)

Ray E. Hannah...............  1995   160,000           --          --           --       4,146(4)
     Vice President           1994   160,000        60,000         --           --       2,438(4)
     -- Technologies Group    1993   162,413        61,246         --           --       2,757(4)

----------

(1) For the fiscal year ended June 30, 1993, Mr. Manning was paid a salary of $367,618 by Medco, none of which was attributed to services rendered to the Company and, in connection with his employment by Medco he received options to purchase 182,102 shares of common stock, without par value, of Merck ("Merck Common Stock") (each reference to Merck Common Stock in this table gives effect to the conversion of options to purchase Medco common stock upon consummation of the Merck/Medco Merger in November 1993), which options were not granted in connection with services rendered to the Company. For the fiscal year ended June 30, 1994, Mr. Manning was paid a salary of $405,000 by Medco, none of which was attributed to services rendered to the Company. During the period beginning on July 1, 1994 and ending on December 14, 1994, the date of consummation of the Purchase, Mr. Manning was paid a salary of $186,923 by Medco, none of which was attributed to services rendered to the Company. During the period beginning on December 15, 1994 and ending on June 30, 1995, Mr. Manning was paid a salary of $50,000 by the Company.

(2) Reflects fees paid to Mr. Manning pursuant to an agreement with the Company that is no longer in effect. Under such Agreement, Mr. Manning agreed to seek to identify possible acquisitions or business combinations for the Company and to provide related services. Mr. Manning was entitled to receive a fee for any such transaction presented to the Company during the period ending May 19, 1994 and entered into by the Company, based on the pretax income attributable to any such transaction during the two fiscal years immediately following the consummation of any such transaction. The entire fee became payable in full upon consummation of the Merck/Medco Merger.

(3) For the fiscal year ended June 30, 1993, Mr. Suthern was paid a salary of $407,091 by Medco, none of which was attributed to services rendered to the Company and, in connection with his employment by Medco he received options to purchase 182,102 shares of Merck Common Stock, which options were not granted in connection with services rendered to the Company. For the fiscal year ended June 30, 1994, Mr. Suthern was paid a salary of $400,000 by Medco, none of which was attributed to services rendered to the Company. During the period beginning on July 1, 1994 and ending on December 14, 1994, the date of consummation of the Purchase, Mr. Suthern was paid a salary of $184,615 by Medco, none of which was attributed to services rendered to the Company. During the period beginning on December 15, 1994 and ending on June 30, 1995, Mr. Suthern was paid a salary of $80,000 by the Company.

(4) Includes Company matching contributions to the Porex 401(k) plan and life insurance premiums paid on behalf of Mr. Hannah of $1,205 and $1,552, respectively, in the fiscal year ended June 30, 1993, $1,088 and $1,350, respectively, in the fiscal year ended June 30, 1994 and $2,043 and $2,103, respectively, in the fiscal year ended June 30, 1995.


     The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.





                     Option/SAR Grants in Last Fiscal Year




                              Individual Grants

                                                                                           Potential Realizable
                               Number of                                                     Value at Assumed
                               Securities       % of Total                                 Rates of Stock Price
                               Underlying       Options/SARs    Exercise                     Appreciation for
                                Options/         Granted to     or Base                     Option Term ($)(2)
                                 SARs            Employees       Price    Expiration     -------------------------
        Name                   Granted (#)     in Fiscal Year   ($/Sh)       Date           5%             10%
----------------------------   -----------     --------------   --------  ----------     ---------       ---------
James V. Manning  ..........   150,000(1)          12.7%         10.00     12/07/04      2,531,514       4,919,513

Paul C. Suthern  ...........   180,000(1)          15.3%         10.00     12/07/04      3,037,817       5,903,415

Ray E. Hannah  .............     ---               ---            ---        ---            ---             ---

____________

(1) These options (the "December 1994 Options") were granted in order to reward Messrs. Manning and Suthern for services provided in connection with the Purchase and the Divestiture. The grants of the December 1994 Options to Messrs. Manning and Suthern and to certain other officers of the Company were approved by the stockholders of the Company on May 17, 1995. The December 1994 Options vest and become exercisable at the rate of 20% per year, commencing on the first anniversary of the date of grant.

(2) These columns reflect the potential realizable value for each of the grants shown assuming that the market value of the Company's Common Stock appreciates at 5% and 10% annually from the date of grant over the ten-year term of the option. These potential values are listed in order to comply with Securities and Exchange Commission regulations, and the Company cannot predict whether these values will be achieved. The actual value, if any, an optionee will realize will depend on the actual performance of the stock and will be equal to the excess of the market value of the Common Stock over the exercise price of the option on the date the option is exercised.

    During the fiscal year ended June 30, 1995, no stock options were exercised by the Named Executive Officers. The following table presents information concerning the fiscal year-end value of stock options held by the Named Executive Officers.


            Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values


                                Number of Securities          Value of Unexercised
                               Underlying Unexercised         In-the-Money Options/
                             Options/SARs at FY-End (#)       SARs at FY-End ($)(1)
                             --------------------------    ---------------------------
     Name                    Exercisable  Unexercisable    Exercisable   Unexercisable
---------------------------- -----------  -------------    ----------    -------------
James V. Manning ...........    165,000     150,000        2,806,250      2,175,000

Paul C. Suthern  ...........    126,000     180,000          475,500      2,610,000

Ray E. Hannah  .............     64,000     0                954,500      0

----------

(1) Based upon the fiscal year-end closing price of the Common Stock of $24.50.

                  PLANS AND ARRANGEMENTS OF THE COMPANY

Pension Plan

     Employees of the Company and certain of its subsidiaries who satisfy certain age and service requirements are eligible to participate in the Pension Plan for Employees of Porex Technologies Corp. (the "Pension Plan"), a defined benefit plan. The Company bears the entire cost of the Pension Plan. The Company's contributions to the Pension Plan are computed on an actuarial basis in order to fund the defined retirement benefits.

     Normal retirement benefits are payable monthly for life to a participant upon retirement at his or her retirement date (i.e., age 65), and are equal to 1/12 of the sum of (a) 0.6% of the participant's average annual compensation for the five consecutive calendar years that the participant's compensation was the highest during the ten consecutive years of service immediately preceding retirement ("Final Average Compensation"), multiplied by the participant's credited years of service up to a maximum of 35 years, and (b) 0.6% of the participant's Final Average Compensation in excess of the average annual Social Security taxable wage base for the 35-year period ending with the year the participant would reach normal retirement age, multiplied by the participant's credited years of service up to a maximum of 35 years. A participant becomes 100% vested in his or her accrued retirement benefit after completion of five years of service or upon attainment of normal retirement at age 65. Retirement benefits are not subject to any deduction for Social Security or other offset amounts.

     Under a defined benefit plan such as the Pension Plan, contributions allocable to individual participants cannot be readily and accurately calculated. The table below shows estimated annual retirement benefits for executives at specified levels of remuneration and years of service. The estimates assume that benefits commence at age 65 under a straight life annuity form. The table discloses the benefits that an individual would receive at age 65 if he participated in the Pension Plan for 15, 20, 25, 30 and 35 years.


                              PENSION PLAN TABLE


                           Years of Service
                           ----------------



Remuneration      15      20      25      30      35
------------      --      --      --      --      --

100,000         15,667  20,890  26,112  31,334  36,557

115,000         18,367  24,490  30,612  36,734  42,857

125,000         20,167  26,890  33,612  40,334  47,057

150,000
or more         24,667  32,890  41,112  49,334  57,557



   Ray E. Hannah, the only Named Executive Officer participating in the Pension Plan, had accrued 27 credited years of service under the Pension Plan and had annual remuneration covered by the Pension Plan of $160,000 as of January 1, 1995. Sections 401(a)(17) and 415 of the Internal Revenue Code limit the amount of compensation that may be considered in computing benefits under a qualified retirement plan. For 1994 and 1995, the maximum amount of compensation allowed for use in calculating an individual's pension benefits under the Retirement Plan was $150,000.

Compensation of Directors

   Thomas R. Ferguson, Mervyn L. Goldstein, M.D., Roger Licht and Herman Sarkowsky, the members of the special committee of the Board of Directors of the Company established in connection with the proposals leading to the Purchase (the "Special Committee") were each paid $10,000 for reviewing proposals in connection with the divestiture of the Company's Institutional Pharmacy Business. This compensation was authorized by the Board of Directors of the Company in order to compensate the members thereof for the significant additional time commitment that would be required of them in connection with fulfilling their duties and responsibilities as members of the Special Committee and was not dependent on whether the Special Committee approved the Divestiture or whether the Divestiture was consummated. Other than the compensation of the Special Committee described above, those directors who are not officers or employees of the Company received no cash compensation for serving as directors for the fiscal year ended June 30, 1995. The Company's 1991 Director Stock Option Plan (the "1991 Director Plan") provides that on the first business day of each fiscal year of the Company, each director who is not an officer or employee of the Company then in office will automatically be granted an option to purchase 10,000 shares of Common Stock. In addition, each director who is not an officer or employee of the Company whose initial term commences after the effective date of the Director Plan automatically receives an option to purchase 10,000 shares of Common Stock at the time such director is first elected to the Board. The 1991 Director Plan is administered by the Board of Directors or any executive officer or officers designated by the Board. Non-employee directors have also in the past received options to purchase Common Stock under the Company's 1989 Class A Non-Qualified Stock Option Plan (the "1989 Class A Plan"), and the Company from time to time has granted options to purchase Common Stock to certain of such directors outside the Company's stock option plans on terms similar to those contained in the 1989 Class A Plan. Such options and options granted pursuant to the 1989 Class A Plan and 1991 Director Plan that were outstanding on November 18, 1993 accelerated automatically upon the consummation of the Merck/Medco Merger.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


   The following table sets forth certain information as of October 1, 1995 (except as otherwise indicated) concerning the beneficial ownership of the Company's Common Stock by each person known by the Company to own more than 5% of its Common Stock.
                                              Amount
  Name and Address of                      and Nature of           Percent
    Beneficial Owner                   Beneficial Ownwership     of Class(1)
 --------------------                  --------------------      -----------

Martin J. Wygod  ...................      5,430,818(2) (3)          32.3%
River Edge Farm
P.O. Box 1949
Buellton, California  93427

SN Investors, L.P.  ................      5,061,857(2)              30.1%
P.O. Box 616
Fairlawn, New Jersey  07410

The Prudential Insurance Company ...      1,322,819(4)               7.9%
of America
Prudential Plaza
Newark, New Jersey  07102

FMR Corp  ..........................      1,080,891(5)               6.4%
82 Devonshire Street
Boston, Massachusetts  02107

-----------

(1) The number of shares of Common Stock deemed outstanding include: (i) 16,650,796 shares of Common Stock outstanding as of October 1, 1995 and
      (ii) the number of shares, if any, of Common Stock which the respective persons named in the above table have the right to acquire presently or within 60 days of October 1, 1995 upon exercise of stock options.

(2) SN Investors, the general partner of which is controlled by Mr. Wygod, is the record and beneficial owner of 5,061,857 shares of Common Stock. Mr. Wygod is an indirect beneficial owner of such shares and they are included in the total of 5,430,818 shares listed as beneficially owned by Mr. Wygod. See "Item 13. Certain Relationships and Related Transactions-- Purchase and Sale Agreement" and "--Investment Agreement" for additional information regarding SN Investors.

(3) Includes 2,000 shares of Common Stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. Does not include 3,500 shares of Common Stock owned by Medco Containment Services Foundation, Inc., a charitable foundation of which Messrs. Manning and Wygod are trustees and share voting and dispositive power.

(4) The information shown is as of March 31, 1995 and is based upon information disclosed by The Prudential in its Schedule 13G filed with the Securities and Exchange Commission (the "Commission"). The Prudential reported in its Schedule 13G that it has shared voting and dispositive power over such shares.

(5) The information shown is as of December 31, 1994 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity Convertible Securities Fund and Edward C. Johnson, 3d, the controlling stockholder of FMR Corp., in a Schedule 13G filed with the Commission and includes shares obtained as a result of the conversion of the Company's 7% Convertible Subordinated Debentures due 2001 on February 10, 1995. Such persons reported that FMR is the parent holding company of Fidelity Management and Research Company, which has sole dispositive power with respect to such shares, which are owned by Fidelity Convertible Securities Fund. Sole power to vote the shares resides in the Fund's Board of Trustees.

                       SECURITY OWNERSHIP OF MANAGEMENT


     The following table sets forth certain information, as of October 1, 1995, concerning the ownership of Common Stock by each of the directors, each of the Named Executive Officers, and by all directors and executive officers of the Company as a group.
                                     Amount and
                                Nature of Beneficial     Percent of
Name of Beneficial Owner           Ownership(1)(2)         Class(3)
------------------------        --------------------     ----------

Thomas R. Ferguson ..........           96,450              *
Mervyn L. Goldstein .........           99,050(4)           *
Ray E. Hannah ...............          137,323              *
Roger H. Licht ..............           71,000              *
Per G.H. Lofberg ............          104,705              *
James V. Manning ............          201,407(5)           1.20%
Charles A. Mele .............           72,470              *
Herman Sarkowsky ............          195,724(6)           1.17%
Paul C. Suthern .............          128,000              *
Albert M. Weis ..............          143,002(7)           *
Martin J. Wygod .............        5,430,818(5)(8)       32.27%
All directors and executive
  officers as a group
  (12 persons)  .............        6,691,788             37.70%

----------


*   Less than one percent.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, unless otherwise indicated in the following footnotes.

(2) Includes the following number of shares of Common Stock which the following persons have the right to acquire presently or within 60 days of October 1, 1995 upon exercise of stock options: Mr. Ferguson, 92,000; Dr. Goldstein, 87,000; Mr. Hannah, 64,000; Mr. Licht, 69,000; Mr. Lofberg, 50,000; Mr.
    Manning, 165,000; Mr. Mele, 70,000; Mr. Sarkowsky, 92,000; Mr. Suthern, 126,000; Mr. Weis, 92,000; Mr. Wygod, 180,000; and all directors and executive officers as a group, 1,097,000. Includes 1,323 shares of Common Stock allocated to the account of Mr. Hannah and 20 shares of Common Stock allocated to the account of Mr. Mele under the Porex Technologies Corp. 401(k) Savings Plan as of September 30, 1995.

(3) The number of shares of Common Stock deemed outstanding include: (i) 16,650,796 shares of Common Stock outstanding as of October 1, 1995 and (ii) the number of shares of Common Stock which the respective persons named in the above table have the right to acquire presently or within 60 days of October 1, 1995 upon exercise of stock options.

(4) Includes 200 shares of Common Stock owned by Dr. Goldstein's spouse, as to which Dr. Goldstein disclaims beneficial ownership.

(5) Does not include 3,500 shares of Common Stock owned by Medco Containment Services Foundation, Inc., a charitable foundation of which Messrs. Manning and Wygod are trustees and share voting and dispositive power.

(6) Includes 14,705 shares of Common Stock owned by a charitable foundation of which Mr. Sarkowsky is a director.

(7) Includes 10,450 shares of Common Stock owned by a corporation of which Mr. Weis is the sole stockholder, sole director and president.

(8) Includes 2,000 shares of Common Stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. Also includes 5,061,857 shares of Common Stock owned indirectly through control of SYNC, Inc., the general partner of SN Investors. See "Item 13. Certain Relationships and Related Transactions--Purchase and Sale Agreement" and "--Investment Agreement" for additional information regarding SN Investors.

Item 13.  Certain Relationships And Related Transactions.

     Purchase and Sale Agreement. Pursuant to the Purchase and Sale Agreement, the Company purchased 5,268,463 shares of the Company's Common Stock from Merck for an aggregate purchase price of $35,778,088 (or approximately $6.79 per share), subject to adjustment as described below. At the time of the purchase by the Company, SN Investors purchased 5,061,857 shares of the Company's Common Stock (the "Wygod Shares" and, collectively with the shares purchased by the Company, the "Shares") from Merck for an aggregate purchase price of $34,375,029 (or approximately $6.79 per share), subject to adjustment as described below. The purchase by SN Investors was made pursuant to an assignment by the Company to Mr. Wygod of the right to purchase the Wygod Shares pursuant to an Amended and Restated Investment Agreement, dated as of September 13, 1994 (the "Investment Agreement"), between the Company and Mr. Wygod. Mr. Wygod, as permitted under the Investment Agreement, further assigned to SN Investors his right to purchase the Wygod Shares. The Investment Agreement governs the terms and conditions under which the Wygod Shares will be held by Mr. Wygod and his permitted assignees and transferees. See "--Investment Agreement."

     In the Purchase and Sale Agreement, the Company agreed, until May 24, 1999, to be bound by the restrictions contained in the Consulting Agreement described below under "--Consulting Agreement," provided that such restrictions shall be of no further force and effect in the event of the death of Mr. Wygod, or if Mr. Wygod ceases to be a director of the Company or any subsidiary of the Company, ceases to have any ownership interest in the Company (provided that if the Company is a public company he may have up to a 1% equity interest in the Company), and is not a principal, agent or employee of or consultant to the Company or any subsidiary of the Company, or is not otherwise rendering any services to the Company or any subsidiary of the Company.

     The aggregate amount of the purchase price paid at the Purchase closing was determined pursuant to the provisions of the Purchase and Sale Agreement according to the following formula: (a) $45,453,750 plus (b) 33.3% of the net proceeds of the Divestiture (after deducting estimated amounts of taxes and direct costs relating thereto) to the extent the net proceeds exceeded $27,500,000 up to $32,500,000 plus (c) 58.65% of the net proceeds of the Divestiture to the extent such amount exceeded $32,500,000. For purposes of calculating the net proceeds of the Divestiture under the Purchase and Sale Agreement, no part of the $5,000,000 held by the escrow agent was included until released from escrow on April 13, 1995. From time to time, as (i) the amount of the cash proceeds received by the Company in the Divestiture is adjusted pursuant to the provisions of the Stock Purchase Agreement between the Company and PCA or (ii) a determination of the actual amount of direct costs and taxes paid relating to the Divestiture requires a recalculation of net proceeds, then, pursuant to the Purchase and Sale Agreement, the price for the purchase of the Shares is also adjusted in accordance with the formula described above. The amount of the adjustment to the purchase price of the Shares, as so calculated, is either refunded to the Company and SN Investors by Merck or paid to Merck by the Company and SN Investors, as the case may be. After the $5,000,000 was released from escrow, the Company and SN Investors paid to Merck, on April 17, 1995, an aggregate amount of $1,562,725 (with the Company paying 51% of such amount and SN Investors paying 49% of such amount, pursuant to the terms of the Investment Agreement, in proportion to the respective numbers of shares acquired from Merck in the Purchase).

     Pursuant to the terms of the Purchase and Sale Agreement, options to purchase common stock of Merck and its subsidiaries (other than the Company and its subsidiaries) previously granted to certain employees and consultants were modified so that employment by or consulting services to the Company or its subsidiaries (in the case of employees and consultants continuing with the Company after the closing of the Purchase) or Beverly or its subsidiaries (in the case of employees and consultants continuing with the Institutional Pharmacies Business after the closing of the Divestiture) will be considered employment by or consulting services to Merck and its subsidiaries for purposes of vesting and continued exercisability of such options; provided that no further vesting of such options shall occur after June 1, 1996.

     Investment Agreement. In the Investment Agreement, the Company assigned the rights and obligations to purchase the Wygod Shares to Mr. Wygod. The Investment Agreement governs the terms and conditions under which the Wygod Shares will be held by Mr. Wygod and his permitted assignees and transferees. Mr. Wygod, as permitted under the Investment Agreement, assigned such rights and obligations to SN Investors. Pursuant to the Investment Agreement, SN Investors was (1) required to be a limited partnership in which Mr. Wygod or an entity controlled by Mr. Wygod is the general partner and one or more of his family trusts and/or partnerships (collectively, the "Wygod Entities") and/or independent third parties are limited partners and (2) required to agree to be bound by all of the restrictions and obligations applicable to Mr. Wygod under the Investment Agreement. The Investment Agreement required the initial investment of the Wygod Entities in SN Investors to be at least $20,000,000 (on a cost basis) (the "Wygod Investment"). The Investment Agreement provides that, until the earliest to occur of (a) December 14, 1998, (b) the death or adjudication of incompetency of Mr. Wygod or (c) a Change of Control (as defined in the Investment Agreement) (the "Restriction Period"), in respect of the Wygod Investment, except to the extent of proceeds from sales of the Wygod Shares pursuant to a tender or exchange offer for shares of Common Stock that is not opposed by the Board of Directors of the Company, the Wygod Entities will at all times maintain (directly and/or through SN Investors) at least $20,000,000 (on a cost basis) in the Wygod Investment and will not cause or allow the amount of the Wygod Investment (on a cost basis) to be less than $20,000,000 (net of any disposition, transfer, pledge, distribution by SN Investors or any other arrangement involving the transfer of ownership or interests in Wygod Shares (or proceeds therefrom), but not taking into account any reduction in the Wygod Investment by virtue of a decline in the value of Wygod Shares).

     A "Change of Control" under the Investment Agreement means: (a) the acquisition by any person, entity or group of at least 50% of the voting power of the voting securities of the Company other than the Wygod Shares; (b) individuals who, as of the date of the Investment Agreement, constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors (provided that directors whose nomination or election was approved by the Incumbent Board are also generally deemed to be part of the Incumbent Board); (c) a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), excluding, however, such a Business Combination pursuant to which (i) all or substantially all of the individuals and entities who were the beneficial owners of the Company's voting securities immediately prior to such Business Combination beneficially own more than 60% of, respectively, the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination, in substantially the same proportions as their ownership immediately prior to such Business Combination of the Company's voting securities, and (ii) at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board of Directors providing for such Business Combination; (d) a complete liquidation or dissolution of the Company; or (e) the issuance by the Company following the closing of the Purchase of shares of Common Stock constituting in the aggregate more than 50% of the shares of Common Stock outstanding as of immediately following the closing of the Purchase.

     Pursuant to the Investment Agreement, during the Restriction Period: (a) Mr. Wygod and SN Investors are required to vote (or cause to be voted) the Wygod Shares (i) with respect to election of directors, for the nominees who would have been elected based on the vote of all shares of Common Stock, other than the Wygod Shares, in proportion to the votes that such nominees received, and
(ii) on all other matters to come before the stockholders of the Company, in the same manner as a majority of the outstanding shares of Common Stock (other than the Wygod Shares) are voted; and (b) except for sales pursuant to a tender or exchange offer for the shares of Common Stock that is not opposed by the Board of Directors of the Company, neither Mr. Wygod nor SN Investors may transfer interests in the Wygod Shares (except that Mr. Wygod may transfer interests in SN Investors to the extent otherwise permitted by the Investment Agreement).

     Under the Investment Agreement, following the earlier to occur of (a) December 14, 1998 or (b) the death or adjudication of incompetency of Mr. Wygod:
(i) to the extent the Wygod Entities and/or SN Investors retain the power to vote Wygod Shares that have, in the aggregate, in excess of 20% of the voting power of the Company's voting securities outstanding at the time of any vote by stockholders of the Company, Mr. Wygod and SN Investors will vote (or cause to be voted) the portion of such Wygod Shares representing the excess above 20% of such voting power, (A) with respect to the election of directors, for the nominees who would have been elected based on the vote of all shares of Common Stock, other than the Wygod Shares, in proportion to the votes that such nominees received, and (B) on all other matters to come before the stockholders of the Company, in the same manner as a majority of the outstanding shares of Common Stock, other than the Wygod Shares, are voted; and (ii) to the extent that Wygod Entities and/or SN Investors retain beneficial ownership of Wygod Shares that have, in the aggregate, in excess of 20% of the voting power of the outstanding voting securities of the Company, the portion of such Wygod Shares representing the excess above 20% of such voting power at the time of any proposed sale or transfer thereof shall not be sold or transferred except (A) to transferees reasonably acceptable to the Company (provided that, without the Company's consent, no such transfer or series of transfers to a single person, entity or group will involve the transfer of more than 9.9% of the voting power of the Company's outstanding voting securities and no such transfer or series of transfers will be made to a single person, entity or group that will own, following such transfers, more than 50% of the voting power of the Company's outstanding voting securities), (B) to the partners of SN Investors in proportion to their respective interests in SN Investors (provided that, without the Company's consent, no such transfer or series of transfers to a single person, entity or group (other than Mr. Wygod or the Wygod Entities) will involve the transfer of more than 9.9% of the voting power of the Company's outstanding voting securities), (C) in ordinary open market transactions, or (D) pursuant to an underwritten public offering.

     The Investment Agreement provides that the restrictions described in the foregoing paragraph will not apply (a) in the event there has been, or from and after the occurrence of, a Change of Control (as defined in the Investment Agreement) of the Company, (b) at any time after December 14, 2004 or (c) to any person or entity, other than Mr. Wygod, the Wygod Entities or SN Investors, to whom Wygod Shares are transferred (including by means of distributions from SN Investors) in accordance with the provisions of the foregoing paragraph.

     The Investment Agreement also provides certain demand registration rights to Mr. Wygod at Mr. Wygod's expense which are assignable to any permitted transferee of the Wygod Shares; provided that, in no event is the Company required to file in the aggregate more than two registration statements in connection therewith. Mr. Wygod has not assigned such registration rights to SN Investors. While Mr. Wygod currently intends to assign such registration rights to SN Investors in the event the General Partner determines to sell or otherwise transfer the Wygod Shares under circumstances in which registration would be required, Mr. Wygod is under no obligation to do so.

     Certain provisions of the Investment Agreement may have the effect of deterring a change of control of the Company that is not supported by the Board of Directors of the Company or Mr. Wygod. During the Restriction Period, Mr. Wygod and SN Investors are prohibited from transferring the Wygod Shares, except pursuant to a tender or exchange offer that is not opposed by the Board of Directors of the Company or to specified permitted transferees. In addition, under the Investment Agreement, in the event that a Change of Control (as defined in the Investment Agreement) were to occur during the Restriction Period, Mr. Wygod and SN Investors would no longer be obligated under the Investment Agreement to vote the Wygod Shares with respect to nominees for election as directors based on the vote of shares other than the Wygod Shares and with respect to other matters in the same manner as the majority of the other outstanding shares of Common Stock (other than the Wygod Shares) are voted, with the result that Mr. Wygod and SN Investors would have unrestricted voting power with respect to the Wygod Shares. The effect of these provisions of the Investment Agreement may be to discourage the commencement of a tender or exchange offer opposed by the Board of Directors of the Company during the Restriction Period and to discourage a proxy solicitation to change a majority of the Board of Directors of the Company absent the support of Mr. Wygod.

     Consulting Agreement. In the Consulting Agreement, dated as of May 24, 1994 (the "Consulting Agreement"), by and among Mr. Wygod, Merck and Medco, Mr. Wygod has agreed that, until May 24, 1999, absent Merck's prior written approval, he will not (as principal, agent, employee, consultant or otherwise) directly or indirectly engage in activities with, nor render services to, any business engaged or about to become engaged in a Competitive Business (as defined in the Consulting Agreement). A "Competitive Business" is defined in the Consulting Agreement as: (a) the pharmaceutical business of Merck and its affiliates (unless such business is subsequently disposed of and Mr. Wygod did not have material involvement in such business during the two-year period preceding May 24, 1994), (b) the business, as of either November 18, 1993 or May 24, 1994, of Medco and its subsidiaries (unless such business is subsequently disposed of and Mr. Wygod did not have material involvement in such business during the two-year period preceding May 24, 1994), other than the business of Porex and the other plastic businesses of the Company as conducted as of May 24, 1994, or (c) any other then-current business of Merck and its affiliates as to which Mr. Wygod became materially involved following November 18, 1993; provided, however, that the Consulting Agreement permits Mr. Wygod to have a 1% or less equity interest in a Competitive Business that is a public corporation. In addition, the Consulting Agreement provides that, until May 24, 1999, Mr. Wygod will not, directly or indirectly: (i) solicit or contact any customer or prospective customer of Medco and/or any of its affiliates as to matters that relate to a Competitive Business in which Medco or its affiliates is then engaged or which is in any way inconsistent or interferes therewith; (ii) induce, or attempt to induce, any employees or agents or consultants of Medco and/or its affiliates to do anything from which Mr. Wygod is restricted by reason of the Consulting Agreement; or
(iii) offer or aid others to offer employment to any employees of Medco or its affiliates.

     Medco/Porex Purchase Agreement. During the year ended June 30, 1995, Medco purchased certain products manufactured by Porex for use in its operations at an aggregate purchase price of $2,569,000. Prior to consummation of the Purchase, these sales were based on prices and terms generally available to non-affiliates. Pursuant to a Purchase Agreement dated as of May 24, 1994 between Medco and Porex (the "Medco/Porex Purchase Agreement"), entered into in connection with the Purchase and effective as of the closing of the Purchase, Porex has been supplying to Medco all of Medco's needs as described therein (the "Requirements") for certain plastic vials and/or caps of different styles, dimensions and designs as described therein (the "Products"), for Medco's use in its prescription dispensing operations, and Medco will continue to purchase such Requirements until December 14, 1996. The cost to Medco of the Products is the price in effect on the date of the Medco/Porex Purchase Agreement and Medco will be entitled to that price until December 14, 1995. Such price will increase by 3% on December 14, 1995, subject to certain adjustments set forth in the Medco/Porex Purchase Agreement.

     Transition Agreement and Services Agreement. Pursuant to a Transition Agreement, dated as of November 4, 1994, between Merck and the Company, Merck agreed to cause Medco to provide to the Company, for a period of 180 days following the closing of the Purchase, certain administrative, legal, tax, accounting and other transition services. The Company agreed to pay the actual costs for such services or, where such costs were not separately identifiable, a portion of the total cost based on the ratio of the Company's sales to the sales of all entities for which these services are provided by Medco. In addition, the Company agreed to reimburse Medco for all third-party charges incurred by Medco in connection with the rendering of such services. The Transition Agreement also provides for the Company to have continuing access to certain books and records shared by Medco and the Company. Prior to the consummation of the Purchase, the Company and Medco were parties to a services agreement (the "Services Agreement"), pursuant to which similar services were provided and the costs paid by the Company pursuant to similar arrangements. For the year ended June 30, 1995, charges to the Company pursuant to the Services Agreement were approximately $337,000. Charges to the Company pursuant to the Transition Agreement for the period from the closing of the Purchase to June 30, 1995 have not yet been determined by Merck.

     Tax Sharing Agreement. The Company and Medco are parties to a tax sharing agreement providing for (i) the payment of federal income taxes for periods during which the Company and Medco were included in the same consolidated group for federal income tax purposes, (ii) the allocation of responsibility for the filing of such tax returns, (iii) the conduct of tax audits and the handling of tax controversies and (iv) various related matters. For periods during which the Company and its subsidiaries were included in Medco's consolidated federal income tax returns, the Company and each of its subsidiaries are required to pay Medco their federal income tax liability determined as if the Company and each of its subsidiaries had filed separate federal income tax returns. The tax sharing agreement remains in force and effect following consummation of the Purchase with respect to taxable periods prior to the consummation of the Purchase.

     Other. Medco has guaranteed the obligations of the Company under its Industrial Revenue Bonds due 1997 (the "IRB"). The Company has indemnified Medco with respect to Medco's obligations under such guarantee. The guaranty in respect of the IRB remains in place following the consummation of the Purchase and the Company will continue to indemnify Medco with respect thereto.

     In connection with the call for redemption on February 13, 1995 of the Debentures, an institutional investor that was the beneficial owner of more than 5% of the outstanding Common Stock agreed with the Company to surrender for conversion into Common Stock the $22,050,000 aggregate principal amount of Debentures it held. Additionally, in consideration of a payment of $1,000,000 by the Company to such institutional investor, such institutional investor agreed that, from January 27, 1995 until February 21, 1995, it would not offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, or enter into any swap or similar agreement that transfers, in whole or in part, the economic risk of ownership of the Common Stock.

    In connection with the Purchase and Sale Agreement, the Company purchased an automobile from Merck for $69,375. Subsequently, the Company sold such automobile to Mr. Wygod for the same amount.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYNETIC, INC.



Date:  October 27, 1995                 By: /s/ Victor L. Marrero
                                            ---------------------------
                                            Victor L. Marrero
                                            Vice President--Finance and
                                            Chief Financial Officer