Form 10-Q
period 1995-09-30
SYNETIC INC
filed 1995-11-14
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                                   OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                        Commission File Number 0-17822

                                 SYNETIC, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                22-2975182
(State or other jurisdiction of                 (I.R.S Employer
incorporation or organization)                  Identification No.)


     River Drive Center 2
     669 River Driver
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                          Outstanding at November 10, 1995
------------------                  --------------------------------
Common Stock                        16,653,129 shares par value
$.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----
                                                                       Page
                                                                       ----
Part I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements

          Consolidated Balance Sheets --
             September 30, 1995 and June 30, 1995                        3

          Consolidated Statements of Income --
             Three Months Ended September 30, 1995
             and 1994                                                    5

          Consolidated Statements of Cash Flows --
             Three Months Ended September 30, 1995
             and 1994                                                    6

          Notes to Consolidated Financial Statements                     7

          Item 2.  Management's Discussion and
                    Analysis of Results of Operations
                    and Financial Condition                              9

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                      11

                        SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                    ------

                                                          September 30,   June 30,
                                                              1995          1995
                                                          --------------  ---------
                                                            (unaudited)

      CURRENT ASSETS:
        Cash and cash equivalents................            $ 10,952     $  7,499
        Marketable securities....................              97,000       98,000
        Accounts receivable, net of allowances
          for doubtful accounts and sales
          returns of $675 and $636 at
          September 30, 1995 and June 30, 1995,
          respectively...........................               6,374        6,665
        Inventories..............................               5,299        5,446
        Other current assets.....................               4,547        4,031
                                                             --------     --------
          Total current assets...................             124,172      121,641
                                                             --------     --------

      PROPERTY, PLANT AND EQUIPMENT:
        Land and improvements....................                 798          780
        Buildings and improvements...............               8,297        8,286
        Machinery and equipment..................              17,865       17,389
        Furniture and fixtures...................               2,778        2,696
        Construction in progress.................               1,443        1,331
                                                             --------     --------
                                                               31,181       30,482
          Less:  Accumulated depreciation........             (14,106)     (13,523)
                                                             --------     --------

            Property, plant and equipment, net...              17,075       16,959
                                                             --------     --------

      OTHER ASSETS:
        Marketable securities....................              46,833       46,854
        Other....................................               1,723        2,720
                                                             --------     --------
          Total other assets.....................              48,556       49,574
                                                             --------     --------
                                                             $189,803     $188,174
                                                             ========     ========

     The accompanying notes are an integral part of these balance sheets.

                        SYNETIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                       (in thousands, except share data)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                      September 30,   June 30,
                                                           1995         1995
                                                      --------------  ---------
                                                       (unaudited)

      CURRENT LIABILITIES:
        Current portion of long-term debt...........       $     -    $    216
        Accounts payable............................          1,055        648
        Accrued liabilities.........................          8,201      9,337
        Income taxes payable........................          5,922      6,161
                                                           --------   --------
          Total current liabilities.................         15,178     16,362
                                                           --------   --------

      DEFERRED TAXES AND OTHER LIABILITIES..........          4,980      4,980

      STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value;
          10,000,000 shares authorized; none
          issued....................................              -          -
        Common stock, $.01 par value;
          50,000,000 shares authorized; 16,650,796
          and 16,598,530 shares issued at
          September 30, 1995 and June 30 1995,
          respectively..............................            219        219
        Paid-in capital.............................        153,445    152,556
        Treasury stock, at cost; 5,268,463 shares
          at September 30, 1995.....................        (36,575)   (36,575)
        Retained earnings...........................         52,556     50,632
                                                           --------   --------
          Total stockholders' equity................        169,645    166,832
                                                           --------   --------
                                                           $189,803   $188,174
                                                           ========   ========


     The accompanying notes are an integral part of these balance sheets.

                        SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                Three Months Ended September 30, 1995 and 1994
                     (in thousands, except per share data)
                                  (unaudited)

                                                 September 30,
                                                1995         1994
                                              -------      -------

Net sales................................     $11,036      $ 8,954
                                              -------      -------

Costs and expenses:
  Cost of sales..........................       6,340        5,454
  Selling, general and administrative....       3,612        2,618
  Interest and other income..............      (2,052)      (1,389)
  Interest expense.......................           9        1,478
                                              -------      -------
                                                7,909        8,161
                                              -------      -------

Income from continuing operations
  before provision for income taxes......       3,127          793

Provision for income taxes...............       1,203          313
                                              -------      -------

Income from continuing operations........       1,924          480
                                              -------      -------

Discontinued operations:
  Income from operations, net of income
  taxes of $415 for the quarter ended
  September 30, 1994.....................          -           535
                                              -------      -------


Income from discontinued operations......          -           535
                                              -------      -------

Net income...............................     $ 1,924      $ 1,015
                                              =======      =======

Net income per share:
  Continuing operations..................     $   .11      $   .03
  Discontinued operations................         .00          .03
                                              -------      -------
Net income per share.....................     $   .11      $   .06
                                              =======      =======

Weighted average shares outstanding......      17,830       18,133
                                              =======      =======

The accompanying notes are an integral part of these statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three Months Ended September 30, 1995 and 1994
                                (in thousands)

                                  (unaudited)

                                                        September 30,
                                                       1995         1994
                                                     ---------   ---------
Cash flows from operating activities:
  Net income....................................      $   1,924   $  1,015
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income from Discontinued Operations.......             -        (535)
      Depreciation and amortization.............            640        568

  Changes in operating assets and liabilities:
      Accounts receivable, net..................            291       (647)
      Inventories...............................            147         84
      Other assets..............................            424      2,049
      Accounts payable..........................            407        (67)
      Accrued liabilities.......................         (1,137)     3,073
      Income taxes payable......................            (43)    (2,715)
                                                      ---------   --------
        Net cash provided by
          operating activities..................          2,653      2,825
                                                      ---------   --------

Cash flows from investing activities:
  Sales of marketable securities................        205,021     35,069
  Purchases of marketable securities............       (204,000)   (36,049)
  Capital expenditures..........................           (699)    (1,437)
                                                      ---------   --------
      Net cash provided by (used for)
        investing activities....................            322     (2,417)
                                                      ---------   --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and
    401(k) purchases............................            694        551
  Payments and redemption of long-term debt.....           (216)      (114)
                                                      ---------   --------
    Net cash provided by
      financing activities......................            478        437
                                                      ---------   --------

Net increase in cash and cash equivalents.......          3,453        845
Cash and cash equivalents, beginning of period..          7,499      5,549
                                                      ---------   --------
Cash and cash equivalents, end of period........      $  10,952   $  6,394
                                                      =========   ========

The accompanying notes are an integral part of these statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of September 30, 1995 (unaudited) and June 30, 1995 (audited), and the results of their operations and their cash flows for the three months ended September 30, 1995 and 1994 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Porex Technologies Corp. ("Porex"), after elimination of all material intercompany accounts and transactions. All periods and related notes thereto have been restated to reflect the sale of the Institutional Pharmacy Business, consummated on December 14, 1994.

     The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "Annual Report"), which notes are incorporated herein by reference.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                         September 30,      June 30,
                                             1995             1995
                                         -------------       --------
                                          (unaudited)
     Raw materials and supplies..          $2,731           $2,843
     Work-in-process.............             545              549
     Finished goods..............           2,023            2,054
                                           ------           ------
                                           $5,299           $5,446
                                           ======           ======

(3)  Marketable securities:

     At September 30, 1995, marketable securities consisted primarily of U.S. Treasury Notes and Money Market Preferred Stock.

(4)  Computation of net income per share:

     Net income per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method.

(5)  Supplemental cash flow information (in thousands):

                                             September 30,
     Cash paid during the periods for:     1995       1994
                                          ------     ------

     Interest......................       $    6      $  10
     Income taxes..................        1,225          9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Results of Operations:
----------------------------------

     Net sales for the three months ended September 30,1995 increased by $2,082,000, or 23.3% over the comparable prior year period as a result of sales increases across several product lines, principally increased sales of writing instrument components in the consumer sector and medical products in the health care sector.

     Cost of sales for the three months ended September 30, 1995 increased by $886,000, or 16.24%, over the comparable prior year period due to the increased sales volume noted above. As a percent of net sales, cost of sales for the three months ended September 30, 1995 decreased to 57.4% from 60.9% in the comparable prior year period principally due to increased sales of higher margin products and the reduction of certain fixed manufacturing costs.

     Selling, general and administrative expenses for the three months ended September 30, 1995 increased by $994,000 or 38% over the comparable prior year period due primarily to an increase in sales commissions due to the increase in sales volume noted above and increased corporate overhead. As a percent of net sales, selling, general and administrative expenses for the three months ended September 30, 1995 increased to 32.7% from 29.2% primarily due to the increase in corporate overhead noted above.

     Interest and other income for the three months ended September 30, 1995 increased by $663,000 or 47.7% over the comparable prior year period as a result of higher interest rates on the Company's marketable securities and the income on the net proceeds received from the sale of the Institutional Pharmacy Business.

     Interest expense for the three months ended September 30, 1995 decreased by $1,469,000 from the comparable prior year period as a result of the conversion and redemption of the Company's 7% Convertible Subordinated Debentures into common stock of the Company in February 1995.

     The effective tax rate for the three months ended September 30, 1995 did not vary materially from the comparable prior year period.

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities increased by $2,432,000 to $154,785,000 during the three months ended September 30, 1995 principally due to the income earned from operations.

     The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. For a further description of the Company's Acquisition Program, see "Item 1. Business - Acquisition Program" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)    Exhibits

             Exhibit No.                Description

                27                      Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company during the quarter for which this report was filed.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYNETIC, INC.



                                           /s/ VICTOR L. MARRERO
                                           -----------------------------------
                                           Victor L. Marrero
                                           Vice President - Finance
                                           and Chief Financial Officer

Dated:  November 14, 1995