Form 10-Q
period 1995-12-31
SYNETIC INC
filed 1996-02-14
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
     MARK ONE
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at February 9, 1996
    ---------------------                     -------------------------------
       Common Stock                           16,687,082 shares
       par value
       $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                            Page
                                                            ----

Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

         Consolidated Balance Sheets --
            December 31, 1995 and June 30, 1995               3

         Consolidated Statements of Income --
            Quarters and Six Months Ended
            December 31, 1995 and 1994                        5

         Consolidated Statements of Cash Flows --
            Six Months Ended December 31, 1995 and 1994       6

         Notes to Consolidated Financial Statements           7

         Item 2.  Management's Discussion and
            Analysis of Results of Operations and
            Financial Condition                               9

Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                   Security Holders                          11

         Item 6.  Exhibits and Reports on Form 8-K           11

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                              December 31,   June 30,
                                                  1995         1995
                                              -------------  ---------
                                               (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents.............      $ 12,456   $  7,499
      Marketable securities.................        94,400     98,000
      Accounts receivable, net of
        allowances for doubtful accounts
        and sales returns of $681 and $636
        at December 31, 1995 and June 30,
        1995, respectively..................         6,324      6,665
      Inventories...........................         4,924      5,446
      Other current assets..................         4,085      4,031
                                                  --------   --------
        Total current assets................       122,193    121,641
                                                  --------   --------

PROPERTY, PLANT AND EQUIPMENT:
      Land and improvements.................           798        780
      Building and improvements.............         8,273      8,286
      Machinery and equipment...............        18,389     17,389
      Furniture and fixtures................         2,855      2,696
      Construction in progress..............         1,250      1,331
                                                  --------   --------
                                                    31,716     30,482
      Less:  Accumulated depreciation.......       (14,697)   (13,523)
                                                  --------   --------

        Property, plant and equipment, net..        17,019     16,959
                                                  --------   --------

OTHER ASSETS:
      Marketable securities.................        46,811     46,854
      Other.................................         2,360      2,720
                                                  --------   --------
        Total other assets                          49,171     49,574
                                                  --------   --------
                                                  $188,383   $188,174
                                                  ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              December 31,   June 30,
                                                  1995         1995
                                              -------------  --------
                                               (unaudited)

CURRENT LIABILITIES:
 Current portion of long-term debt..........       $     -   $    216
 Accounts payable...........................           756        648
 Accrued liabilities........................         5,227      9,337
 Income taxes payable.......................         5,537      6,161
                                                  --------   --------
  Total current liabilities.................        11,520     16,362
                                                  --------   --------

DEFERRED TAXES AND OTHER LIABILITIES........         4,980      4,980

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued....................................             -          -
 Common stock $.01 par value; 50,000,000
  shares authorized; 16,660,615 and
  16,598,530 shares issued at
  December 31, 1995 and June 30, 1995,
  respectively..............................           219        219
 Paid-in capital............................       153,610    152,556
 Treasury stock, at cost; 5,268,463 shares
  at December 31, 1995......................       (36,575)   (36,575)
 Retained earnings..........................        54,629     50,632
                                                  --------   --------
  Total stockholders' equity................       171,883    166,832
                                                  --------   --------
                                                  $188,383   $188,174
                                                  ========   ========



The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            Quarters and Six Months Ended December 31, 1995 and 1994
                     (in thousands, except per share data)
                                  (unaudited)

                                                  Quarters Ended          Six Months Ended
                                                   December 31,              December 31,
                                               1995       1994           1995         1994
                                             --------  ----------       --------    --------

Net Sales..................................  $10,283      $ 9,469       $21,319       $18,423

Cost and expenses:
  Cost of sales............................    5,820        5,593        12,160        11,047
  Selling, general and administrative......    3,337        2,793         6,949         5,411
  Interest and other income................   (1,998)      (1,590)       (4,050)       (2,982)
  Interest expense.........................        -        1,488             9         2,968
  Purchase and Sale Agreement related
    expenses and other.....................        -        5,580             -         5,580
                                             -------      -------       -------       -------
                                               7,159       13,864        15,068        22,024
                                             -------      -------       -------       -------
Income (loss) from continuing operations
  before provision for income taxes........    3,124       (4,395)        6,251        (3,601)

Provision (benefit)for income taxes........    1,051       (1,669)        2,254        (1,356)
                                             -------      -------       -------       -------

Income (loss) from continuing operations.      2,073       (2,726)        3,997        (2,245)
                                             -------      -------       -------       -------

Discontinued operations:
  Income from operations, net of income
  taxes of $427 for the quarter
  ended December 31, 1994 and
  $842 for the six months ended
  December 31, 1994........................        -          430             -           963

  Gain on sale of Institutional
  Pharmacy operations, net of taxes
  of $22,638...............................        -       11,785             -        11,785
                                             -------      -------       -------       -------

Income from discontinued operations........        -       12,215             -        12,748
                                             -------      -------       -------       -------

Net income.................................  $ 2,073      $ 9,489       $ 3,997       $10,503
                                             =======      =======       =======       =======

Primary
-------
Net income per share:
  Continuing operations....................  $   .12      $  (.16)         $.22       $  (.12)
  Discontinued operations..................        -          .69             -           .71
                                             -------      -------       -------       -------
Net income per share.......................  $   .12      $   .53          $.22       $   .59
                                             =======      =======       =======       =======

Weighted average shares outstanding........   17,885       17,745        17,858        17,939
                                             =======      =======       =======       =======

Fully Diluted
-------------
Net income per share:
  Continuing operations....................  $    -       $  (.08)      $    -        $  (.02)
  Discontinued operations..................        -          .56             -           .58
                                             -------      -------       -------       -------
  Net income per share.....................  $    -       $   .48       $    -        $   .56
                                             =======      =======       =======       =======

Weighted average shares outstanding........        -       21,897             -        22,144
                                             =======      =======       =======       =======

                                 SYNETIC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Six Months Ended December 31, 1995 and 1994
                                 (in thousands)

                                  (unaudited)

                                                           1995        1994
                                                        ----------  ----------

Cash flows from operating activities:
 Net income...........................................  $   3,997   $  10,503
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Income from Discontinued Operations..............          -        (963)
     Income from Sale of Institutional
       Pharmacy business..............................          -     (11,785)
     Depreciation and amortization....................      1,294       1,209

 Changes in operating assets and liabilities:
     Accounts receivable, net.........................        341        (524)
     Inventories......................................        522        (259)
     Other assets.....................................        182        (260)
     Accounts payable.................................        108        (278)
     Accrued liabilities..............................     (4,110)      1,185
     Other liabilities................................          -       4,980
     Income taxes payable.............................       (378)        521
                                                        ---------   ---------
       Net cash provided by
         operating activities.........................      1,956       4,329
                                                        ---------   ---------

Cash flows from investing activities:
  Sales of marketable securities......................    338,443     138,506
  Purchase of marketable securities...................   (334,800)   (175,759)
  Capital expenditures................................     (1,234)     (2,367)
  Proceeds from sale of Institutional
     Pharmacy business................................          -     102,314
                                                        ---------   ---------
       Net cash provided by (used for)
         investing activities.........................      2,409      62,694
                                                        ---------   ---------

Cash flows from financing activities:
  Payments for treasury stock.........................          -     (35,778)
  Proceeds from exercise of stock options and
    401(k) purchases..................................        808       2,227
  Payments of long-term debt..........................       (216)       (228)
                                                        ---------   ---------
        Net cash provided by (used for)
          financing activities........................        592     (33,779)
                                                        ---------   ---------

Net increase (decrease) in cash and cash equivalents        4,957      33,244
Cash and cash equivalents, beginning of period........      7,499       4,232
                                                        ---------   ---------
Cash and cash equivalents, end of period..............  $  12,456   $  37,476
                                                        =========   =========

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of December 31, 1995 (unaudited) and June 30, 1995 (audited), and the results of their operations and their cash flows for the six months ended December 31, 1995 and 1994 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiary, Porex Technologies Corp. ("Porex"), after elimination of all material intercompany accounts and transactions. All periods and related notes thereto have been restated to reflect the sale of the Institutional Pharmacy Business consummated on December 14, 1994.

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

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                    December 31,       June 30,
                                        1995             1995
                                    ------------       --------
  (unaudited)
 Raw materials and supplies..         $2,431            $2,843
 Work-in-process.............            491               549
 Finished goods..............          2,002             2,054
                                      ------            ------
                                      $4,924            $5,446
                                      ======            ======

(3)  Marketable securities:

     At December 31, 1995, marketable securities consisted primarily of U.S. Treasury Notes and Money Market Preferred Stock.

(4)  Computation of net income per share:

     Net income per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method.

(5)  Supplemental cash flow information (in thousands):


                                      December 31,
Cash paid during the periods for:     1995    1994
                                     ------  ------

     Interest......................  $    6  $2,836
     Income taxes..................   2,414     433

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Consolidated Results of Operations:
----------------------------------

     Net sales for the quarter and six months ended December 31, 1995 increased by $814,000, or 8.6% and $2,896,000, or 15.7%, respectively, over the comparable prior year periods as a result of sales improvements across several product lines, principally increased sales of writing instrument components in the consumer sector and medical products in the health care sector.

     Cost of sales for the quarter and six months ended December 31, 1995 increased by $227,000, or 4.1%, and $1,113,000, or 10.1%, respectively, over the comparable prior year periods due to the increased sales volume noted above. As a percent of net sales, cost of sales for the quarter and six months ended December 31, 1995 decreased to 56.6% and 57.0% from 59.1% and 60.0%, respectively, in the comparable prior year periods principally due to increased sales of higher margin products and the reduction of certain fixed manufacturing costs.

     Selling, general and administrative expenses for the quarter and six months ended December 31, 1995 increased by $544,000 or 19.5% and $1,538,000 or 28.4%, respectively, over the comparable prior year periods due primarily to an increase in expenses associated with the increase in sales volume noted above and an increase in corporate overhead expenses. As a percent of net sales, selling, general and administrative expenses for the quarter and six months ended December 31, 1995 increased to 32.5% and 32.6%, respectively, from 29.5% and 29.4%, respectively, in the comparable prior year periods primarily due to the increase in corporate overhead noted above.

     Interest and other income for the quarter and six months ended December 31, 1995 increased by $408,000 or 25.7% and $1,068,000 or 35.8%, respectively, over the comparable prior year periods as a result of a combination of higher interest rates on the Company's marketable securities and the income on the net proceeds from the sale of the Institutional Pharmacy Business.

     Interest expense for the quarter and six months ended December 31, 1995 decreased by $1,488,000 and $2,959,000, respectively, in the comparable prior year periods as a result of the conversion and redemption of the Company's 7% Convertible Subordinated Debentures into common stock of the Company in February 1995.

     Purchase and Sale Agreement related expenses and other for the quarter and six months ended December 31, 1995 decreased by $5,580,000 from the comparable prior year periods as a result of the one time charge in the prior year related to the issuance of stock options issued to certain officers as compensation for services in conjunction with the consummation of the Purchase and Sale Agreement.

     The effective tax rate for the quarter and six months ended December 31, 1995 decreased to 34% and 36%, respectively, from 38% in the comparable prior year periods as a result of an increase in income in the current year eligible for dividends received reduction.

Capital Resources and Liquidity:
-------------------------------

     The description of the Company's Capital Resources and Liquidity below, including the descriptions of the acquisition program contained herein or referenced in "Item 1. Business--Acquisition Program" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K"), contain forward-looking statements with respect to possible events, outcomes or results that are, and may continue to be, subject to risks, uncertainties and contingencies, including the respective risks, uncertainties and contingencies identified in such descriptions.

     Cash, cash equivalents and marketable securities increased by $1,314,000 to $153,667,000 during the six months ended December 31, 1995 principally due to the income earned from operations.

     The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several other sources, including, without limitation, (a) its cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of
common stock, preferred stock, convertible debt or other securities.   For a
further description of the Company's Acquisition Program, see "Item 1.
Business - Acquisition Program" in the 1995 10-K.

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were voted upon at an Annual Meeting of Stockholders held on December 12, 1995 and received the votes set forth below:

    1) Each of the following persons nominated was elected to serve as a director for a three-year term and received the number of votes set opposite his name:


                                 FOR      WITHHELD
                              ----------  --------

          James V. Manning    15,000,700     3,240
          Charles A. Mele     15,000,700     3,240
          Albert M. Weis      15,000,700     3,240

    2) A proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending June 30, 1996 was approved and received 14,995,660 votes FOR and 5,980 votes AGAINST, with 2,300 abstentions and no broker non-votes.

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

                              SYNETIC, INC.


                              /s/ Victor L. Marrero
                              --------------------------------
                              Victor L. Marrero
                              Vice President - Finance
                              and Chief Financial Officer

Dated: February 14, 1996

                              EXHIBIT INDEX

               Number                         Description
               ------                         -----------

                 27                           Financial Data Schedule