Form 10-Q
period 1996-03-31
SYNETIC INC
filed 1996-05-15
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ______

                         Commission File Number 0-17822

                                 SYNETIC, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          22-2975182
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


     River Drive Center 2
     669 River Drive
     Elmwood Park, New Jersey                                  07407
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (201) 703-3400


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 10, 1996
    ---------------------                       ------------------------------
    Common Stock                                16,691,747 shares par value
    $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                         Page
                                                                         ----

Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

         Consolidated Balance Sheets --
          March 31, 1996 and June 30, 1995                                3

         Consolidated Statements of Income --
          Quarters and Nine Months Ended
          March 31, 1996 and 1995                                         5

         Consolidated Statements of Cash Flows --
          Nine Months Ended March 31, 1996 and 1995                       6

         Notes to Consolidated Financial Statements                       7

         Item 2.  Management's Discussion and
                  Analysis of Results of Operations and
                  Financial Condition                                     9

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       11

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                               March 31,   June 30,
                                                 1996        1995
                                              -----------  ---------
                                              (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents.............    $ 16,509   $  7,499
      Marketable securities.................      93,400     98,000
      Accounts receivable, net of
        allowances for doubtful accounts
        and sales returns of $638 and $636
        at March 31, 1996 and June 30,
        1995, respectively..................       7,059      6,665
      Inventories...........................       4,966      5,446
      Other current assets..................       4,861      4,031
                                                --------   --------
        Total current assets................     126,795    121,641
                                                --------   --------

PROPERTY, PLANT AND EQUIPMENT:
      Land and improvements.................         797        780
      Building and improvements.............       8,550      8,286
      Machinery and equipment...............      18,965     17,389
      Furniture and fixtures................       2,860      2,696
      Construction in progress..............       1,220      1,331
                                                --------   --------
                                                  32,392     30,482
      Less:  Accumulated depreciation.......     (15,385)   (13,523)
                                                --------   --------

        Property, plant and equipment, net..      17,007     16,959
                                                --------   --------

OTHER ASSETS:
      Marketable securities.................      46,790     46,854
      Other.................................       2,016      2,720
                                                --------   --------
        Total other assets                        48,806     49,574
                                                --------   --------
                                                $192,608   $188,174
                                                ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,   June 30,
                                                 1996       1995
                                              ----------  --------
                                              (unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt..........  $     -     $    216
 Accounts payable...........................        898        648
 Accrued liabilities........................      5,531      9,337
 Income taxes payable.......................      6,656      6,161
                                               --------   --------
  Total current liabilities.................     13,085     16,362
                                               --------   --------

DEFERRED TAXES AND OTHER LIABILITIES........      4,980      4,980

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued....................................          -          -
 Common stock $.01 par value; 50,000,000
  shares authorized; 16,690,373 and
  16,598,530 shares issued at
  March 31, 1996 and June 30, 1995,
  respectively..............................        220        219
 Paid-in capital............................    154,168    152,556
 Treasury stock, at cost; 5,268,463 shares
  at March 31, 1996.........................    (36,575)   (36,575)
 Retained earnings..........................     56,730     50,632
                                               --------   --------
  Total stockholders' equity................    174,543    166,832
                                               --------   --------
                                               $192,608   $188,174
                                               ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             Quarters and Nine Months Ended March 31, 1996 and 1995
                     (in thousands, except per share data)
                                  (unaudited)

                                                Quarters Ended             Nine Months Ended
                                                   March 31,                   March 31,
                                               1996         1995          1996           1995
                                               ----         ----          ----           ----

Net Sales..................................  $11,311        $ 9,865      $32,630        $28,288
Cost and expenses:
  Cost of sales............................    6,301          5,828       18,461         16,875
  Selling, general and administrative......    3,896          3,318       10,845          8,729
  Interest and other income................   (2,071)        (2,029)      (6,119)        (5,011)
  Interest expense.........................        1            635            8          3,603
  Purchase and Sale Agreement related
    expenses and other.....................        -          1,083            -          6,663
                                             -------        -------      -------        -------
                                               8,127          8,835       23,195         30,859
                                             -------        -------      -------        -------
Income (loss) from continuing operations
  before provision for income taxes........    3,184          1,030        9,435         (2,571)

Provision (benefit)for income taxes........    1,083            386        3,337           (970)
                                             -------        -------      -------        -------

Income (loss) from continuing operations.      2,101            644        6,098         (1,601)
                                             -------        -------      -------        -------

Discontinued operations:
  Income from operations, net of income
  taxes of $842 for the nine months ended
  March 31, 1995...........................        -              -            -            963

  Gain on sale of Institutional
  Pharmacy operations, net of taxes
  of $22,638...............................        -              -            -         11,785
                                             -------        -------      -------        -------

Income from discontinued operations........        -              -            -         12,748
                                             -------        -------      -------        -------

Net income.................................  $ 2,101        $   644      $ 6,098        $11,147
                                             =======        =======      =======        =======

Primary
- -------
Net income per share:
  Continuing operations....................     $.12           $.04         $.34        $  (.09)
  Discontinued operations..................        -              -            -            .74
                                             -------        -------      -------        -------
Net income per share.......................     $.12           $.04         $.34        $   .65
                                             =======        =======      =======        =======

Weighted average shares outstanding........   18,125         15,829       17,947         17,236
                                             =======        =======      =======        =======

The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine Months Ended March 31, 1996 and 1995
                                 (in thousands)

                                  (unaudited)

                                                           1996        1995
                                                        ----------  ----------
Cash flows from operating activities:
 Net income...........................................  $   6,098   $  11,147
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Income from Discontinued Operations..............          -        (963)
     Income from Sale of Institutional
       Pharmacy business..............................          -     (11,785)
     Other expense....................................          -       1,083
     Depreciation and amortization....................      2,008       1,724

 Changes in operating assets and liabilities:
     Accounts receivable, net.........................       (394)       (652)
     Inventories......................................        480          38
     Other assets.....................................        154      (1,158)
     Accounts payable.................................        250        (303)
     Accrued liabilities..............................     (4,232)     (1,301)
     Other liabilities................................          -       4,980
     Income taxes payable.............................        917     (22,627)
                                                        ---------   ---------
       Net cash provided by (used for)
         operating activities.........................      5,281     (19,817)
                                                        ---------   ---------

Cash flows from investing activities:
 Sales of marketable securities.......................    526,763     201,871
 Purchase of marketable securities....................   (522,099)   (244,312)
 Capital expenditures.................................     (1,910)     (3,384)
 Proceeds from sale of Institutional
     Pharmacy business................................          -     102,314
                                                        ---------   ---------
       Net cash provided by
         investing activities.........................      2,754      56,489
                                                        ---------   ---------

Cash flows from financing activities:
 Payments for treasury stock..........................          -     (35,778)
 Proceeds from exercise of stock options and
   401(k) purchases...................................      1,191       3,987
 Payments of long-term debt...........................       (216)     (3,413)
                                                        ---------   ---------
       Net cash provided by (used for)
         financing activities.........................        975     (35,204)
                                                        ---------   ---------

Net increase (decrease) in cash and cash equivalents        9,010       1,468
Cash and cash equivalents, beginning of period........      7,499       4,232
                                                        ---------   ---------
Cash and cash equivalents, end of period..............  $  16,509   $   5,700
                                                        =========   =========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of March 31, 1996 (unaudited) and June 30, 1995 (audited), and the results of their operations and their cash flows for the nine months ended March 31, 1996 and 1995 (unaudited).

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

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                          March 31,         June 30,
                                            1996              1995
                                   -----------------------  --------
                                         (unaudited)
     Raw materials and supplies..          $2,306             $2,843
     Work-in-process.............             498                549
     Finished goods..............           2,162              2,054
                                           ------             ------
                                           $4,966             $5,446
                                           ======             ======

(3)  Marketable securities:

     At March 31, 1996, marketable securities consisted primarily of U.S. Treasury Notes and Money Market Preferred Stock.

(4)  Computation of net income per share:

     Net income per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method.

(5)  Supplemental cash flow information (in thousands):


                                          March 31,
Cash paid during the periods for:      1996      1995
                                     ---------  -------

     Interest......................     $    6  $ 2,864
     Income taxes..................      2,530   25,007

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Consolidated Results of Operations:
- ----------------------------------

     Net sales for the quarter and nine months ended March 31, 1996 increased by $1,446,000, or 14.7% and $4,342,000, or 15.4%, respectively, over the comparable prior year periods as a result of sales improvements across several product lines, principally increased sales of medical components in the healthcare sector and consumer products.

     Cost of sales for the quarter and nine months ended March 31, 1996 increased by $473,000, or 8.1%, and $1,586,000, or 9.4%, respectively, over the comparable prior year periods due to the increased sales volume noted above. As a percent of net sales, cost of sales for the quarter and nine months ended March 31, 1996 decreased to 55.7% and 56.6% from 59.1% and 59.7%, respectively, in the comparable prior year periods principally due to increased sales of higher margin products and the reduction of certain fixed manufacturing costs.

     Selling, general and administrative expenses for the quarter and nine months ended March 31, 1996 increased by $578,000 or 17.4% and $2,116,000 or 24.2%, respectively, over the comparable prior year periods due primarily to an increase in expenses associated with the increase in sales volume noted above and an increase in corporate overhead expenses. As a percent of net sales, selling, general and administrative expenses for the quarter ended March 31, 1996 did not vary materially from the comparable prior year. For the nine months ended March 31, 1996 selling, general and administrative expenses increased to 33.2% from 30.9% over the comparable prior year period primarily due to the increase in corporate overhead noted above.

     Interest and other income for the quarter ended March 31, 1996 increased by $42,000 or 2.1% over the comparable prior year period due to slightly higher interest earned on the Company's marketable securities. For the nine months ended March 31, 1996 interest and other income increased by $1,108,000 or 22.1% over the comparable prior year period due primarily to the investment of the net proceeds from the sale of the Institutional Pharmacy Business.

     Interest expense for the quarter and nine months ended March 31, 1996 decreased by $634,000 and $3,595,000, respectively, from the comparable prior year periods as a result of the conversion and redemption of the Company's 7% Convertible Subordinated Debentures into common stock of the Company in February 1995.

     The Company incurred non-recurring costs associated with the conversion and redemption of the Company's Convertible Debentures during the quarter ended March 31, 1995 and a one-time charge in December 1994 related to the issuance of stock options issued to certain officers as compensation for services in conjunction with the consummation of the Purchase and Sale Agreement.

     The effective tax rate for the quarter and nine months ended March 31, 1996 decreased to 34% and 35%, respectively, from 38% in the comparable prior year periods as a result of an increase in income in the current year eligible for dividends received reduction.

Capital Resources and Liquidity:
- -------------------------------

     The description of the Company's Capital Resources and Liquidity below, including the descriptions of the acquisition program contained herein or referenced in "Item 1. Business - Acquisition Program" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 10-K"), contained forward-looking statements with respect to possible events, outcomes or results that are, and may continue to be, subject to risks, uncertainties and contingencies, including the respective risks, uncertainties and contingencies identified in such descriptions.

     Cash, cash equivalents and marketable securities increased by $4,346,000 to $156,699,000 during the nine months ended March 31, 1996 principally due to the income earned from operations.

     The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several other sources, including, without limitation, (a) its cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. For a further description of the Company's Acquisition Program, see "Item 1. Business
- - Acquisition Program" in the 1995 10-K.

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

                                    SYNETIC, INC.



                                    /s/ VICTOR L. MARRERO
                                    --------------------------------
                                    Victor L. Marrero
                                    Vice President - Finance
                                    and Chief Financial Officer



Dated: May 15, 1996

                                 EXHIBIT INDEX


             Number                      Description
             ------                      -----------

               27                        Financial Data Schedule