Form 10-K
period 1996-06-30
SYNETIC INC
filed 1996-09-30
CIK 850436

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1996

                         Commission file number 0-17822

                                 SYNETIC, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  22-2975182
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

        669 RIVER DRIVE
     ELMWOOD PARK, NEW JERSEY
      (Address of principal                               07407-1361
       executive offices)                                 (Zip Code)


Registrant's telephone number, including area code:  (201) 703-3400

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                ON WHICH REGISTERED
       -------------------               ------------------------
              NONE

Securities registered pursuant to Section 12(g) of the Act:


                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock (based on the last sale price of registrant's voting stock on the NASDAQ National Market System on September 1, 1996 and, for the purpose of this computation only, the assumption that all of the registrant's directors and executive officers are affiliates) held by non-affiliates of the registrant was approximately $376,314,981.

     The number of shares of registrant's Common Stock, $.01 par value, outstanding at September 1, 1996 was 16,828,193.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 1996 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS.

                                  INTRODUCTION

     Synetic, Inc. ("Synetic") is a Delaware corporation and was incorporated in 1989. Its principal offices are located at 669 River Drive, Elmwood Park, New Jersey 07407, and its telephone number is (201) 703-3400. As used herein, the "Company" means Synetic and its subsidiaries, except where the context otherwise requires.

     Porex Technologies Corp. (together with its subsidiaries, "Porex"), a wholly owned subsidiary of the Company, designs, manufactures and distributes porous and solid plastic components and products used in health care, industrial and consumer applications. Porex's principal products, which incorporate porous plastics, are used to filter, wick, drain, vent or control the flow of fluids or gases.

     Prior to June 28, 1989, the date of the initial public offering of the Company, the Company was an indirect wholly owned subsidiary of Medco Containment Services, Inc. ("Medco"). Thereafter, the Company became a publicly held, partially owned subsidiary of Medco. Medco provided health care cost containment services, principally managed prescription drug programs, to benefit plan sponsors. On November 18, 1993, Medco was acquired by Merck & Co., Inc. ("Merck") in a merger transaction (the "Merck/Medco Merger"), and as a result, the Company became an indirect, partially owned subsidiary of Merck. Merck is a pharmaceutical manufacturer. Until December 14, 1994, the Company's operations consisted of Porex and a group of subsidiaries that provided institutional pharmacy services (the "Institutional Pharmacies Business").

     On December 14, 1994, the Company consummated certain transactions pursuant to which: (1) the Company sold the Institutional Pharmacies Business to Pharmacy Corporation of America ("PCA"), an indirect wholly owned subsidiary of Beverly Enterprises, Inc. ("Beverly") (such sale is referred to herein as the "Divestiture"), for approximately $107,300,000; (2) the Company purchased 5,268,463 shares of its common stock, par value $.01 per share ("Common Stock"), from Merck for an aggregate purchase price of $36,575,078 (or approximately $6.94 per share), pursuant to the Purchase and Sale Agreement, dated as of May 24, 1994, between the Company and Merck (the "Purchase and Sale Agreement"); and
(3) SN Investors, L.P. ("SN Investors"), a limited partnership the general partner of which is SYNC, Inc. (the "General Partner"), whose sole stockholder is Mr. Martin J. Wygod, Chairman of the Board of the Company, purchased 5,061,857 shares of Common Stock from Merck for an aggregate purchase price of $35,140,764 (or approximately $6.94 per share), pursuant to an assignment by the Company of the right to purchase such shares from Merck. The purchases of shares of Common Stock from Merck by the Company and SN Investors are hereinafter referred to as the "Purchase". The purchase prices stated above reflect a final purchase price adjustment, pursuant to the terms of the Purchase and Sale Agreement, in the amount of $2,331,256 that was paid to Merck on July 31, 1996, $1,142,315 of which is payable by SN Investors. The shares of Common Stock purchased by the Company are being held as treasury shares and are no longer outstanding or entitled to vote. The Company's purpose in entering into the Purchase was to acquire a significant portion of its Common Stock on terms it believed to be in the interests of its public stockholders and to structure the Company as an independent public company with the benefit of Mr. Wygod's association as a significant investor. Merck required the consummation of the Divestiture as a condition to the Purchase.

     Immediately prior to the consummation of the Purchase, Merck owned approximately 58% of the issued and outstanding Common Stock. As a result of the consummation of the Purchase, Mr. Wygod and SN Investors own an aggregate of approximately 32% of the outstanding Common Stock as of September 1, 1996 and Merck no longer owns an equity interest in the Company.

     The Company intends to pursue an acquisition program pursuant to which it will seek to effect one or more acquisitions of or business combinations with businesses that the Company believes have significant growth potential. The Company intends initially to concentrate its acquisition efforts in the health care industry but such emphasis is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other industries. The Company's acquisition program could result in a substantial change in the business, operations and financial condition of the Company. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend primarily on its ability to consummate one or more such acquisitions and to operate such businesses successfully. See "--Acquisition Program".

FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


                                     POREX


GENERAL

     Porex Technologies Corp., a wholly owned subsidiary of the Company, designs, manufactures and distributes porous and solid plastic components and products used in health care, industrial and consumer applications. Porex's principal products are porous plastics that are used to filter, wick, drain, diffuse, vent or control the flow of fluids or gases. A large percentage of Porex's products are sold to other manufacturers for incorporation into their products.

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

     Porous plastics are permeable plastic structures having omni-directional (i.e., porous in all directions to the flow of fluids or gases) interconnecting pores. Porous plastics are manufactured by Porex with pore sizes between approximately 5 and 500 micrometers (one micrometer is equal to one-millionth of a meter; an object of 40 micrometers in size is about as small as can be discerned by the naked eye). Porous plastic materials can be molded from several thermoplastic raw materials and are produced by Porex at its own manufacturing facilities as fabricated devices, custom-molded shapes, sheets, tubes or rods depending on application or manufacturer specifications. Porex also purchases for resale through its distribution channels certain products which are complementary to its manufactured product lines.

HEALTH CARE PRODUCTS

     Porex's proprietary products for life sciences, clinical and surgical applications include blood serum filters, blood tube closure devices, pipette tips and a line of medical/surgical products designed primarily for use in plastic and reconstructive surgery and maxillofacial surgery. Porex also manufactures and sells a line of plastic vials and produces components for incorporation into health care products made by OEMs.

     LIFE SCIENCES AND CLINICAL PRODUCTS. Porex's blood serum filters are used to separate microscopic particles and fibrous matter (fibrin) from centrifuged blood serum to prevent clogging of automated laboratory chemical analysis equipment. The filters allow the serum to pass through while blocking passage of particulate materials. Analysis of the serum provides specific information as to a patient's health. Porex also manufactures a line of closure devices that are used with blood serum filters and tubes. In response to health concerns regarding the handling of human blood, new blood testing equipment has been developed which does not require filtered blood serum for analysis, or which eliminates the need for handling of blood serum by medical personnel. The use of such new equipment has reduced the demand for Porex's current line of blood serum filters.

     Porex produces a line of filtered and non-filtered pipette tips which are used for dispensing fluids, primarily in industrial research laboratories.

     SURGICAL PRODUCTS. Porex's surgical products are marketed primarily to surgeons who specialize in plastic and reconstructive surgery and maxillofacial surgery. The product line includes MEDPOR(R) Surgical Implant material, which is polymeric biomaterial used for craniofacial reconstruction and augmentation, and TLS(R) Surgical Drainage Systems for small wound sites. Porex also markets TLS(TM) Surgical Marker pens to mark the areas of proposed surgical incision. Porex manufactures MEDPOR(R) Surgical Implant material and distributes, and in some cases assembles, the other items in its surgical product line.

     OEM MEDICAL PRODUCTS. Porex manufactures various porous plastic components that it sells to other health care product manufacturers for incorporation into their finished products. These porous plastics are used to vent or diffuse gases or fluids and are used as membrane supports in other manufacturers' products. The components include (i) disks used to support membranes, modules and other filtration devices, (ii) a venting system for catheters which allows air to vent from a catheter as it is inserted into a vein, while at the same time preventing blood spillage and possible contamination of hospital personnel,
(iii) a porous disk used in pipette tips to prevent the fluid to be pipetted from passing into the pipette instrument, and (iv) an oxygen diffuser, which is typically used in oxygen therapy equipment to humidify oxygen.

     VIAL AND SOLID PLASTIC COMPONENTS. Porex manufactures and sells a full line of plastic vials for pharmaceuticals. Porex also produces close tolerance solid plastic components which use most thermoplastic resins, but primarily polystyrene, polypropylene and thermoplastic rubber for medical and industrial applications. These products are custom designed and produced to satisfy individual customer specifications.

INDUSTRIAL PRODUCTS

     Porex manufactures a variety of custom porous plastic components for industrial applications. These components are produced as molded shapes, and in sheets, tubes and rods, individually designed to customer specifications as to size, rigidity, porosity and other needs.

     Porex's industrial applications include (i) automotive products, primarily porous plastic vents used in automobile batteries as a flame arrester, (ii) wastewater treatment filter support media, (iii) filters to remove particulate matter, oil and water residues from compressed air lines, (iv) silencers and mufflers to reduce sound levels produced by compressed air exhaust, and (v) products for facilitating the movement of powdered materials.

Porex also manufactures a large variety of highly specialized plastic components to meet specific applications for manufacturers.

     In July 1996, Porex acquired Sintair Limited ("Sintair"), an English company that has been Porex's representative in the United Kingdom for molded porous plastic components for more than 10 years. Sintair also manufactures porous plastic silencers and filter regulators for pneumatic applications and sells porous sheet and fabricated materials. With this acquisition, Porex gains a manufacturing base for the United Kingdom with personnel who are familiar with these markets. By adding Porex's porous manufacturing and engineering expertise to the Sintair client base, the Company anticipates gaining greater market penetration in the United Kingdom than was possible under the prior arrangement.

CONSUMER PRODUCTS

     Porex manufactures a line of porous plastic components used in a variety of home and office products and appliances. Porex's consumer products include a variety of writing pen tips or "nibs" which Porex supplies to manufacturers of marking and highlighting pens. The porous nib conducts the ink stored in the pen barrel to the writing surface by capillary action. Porex produces a variety of porous plastic filters used in home water filters and conditioners. The filters are used for particle and sediment removal through devices attached to a sink or faucet. The Company also manufactures filters incorporating activated carbon used to reduce chlorine levels in drinking water thereby improving its taste and odor. Porex's porous plastic components are used in health and beauty aid products (such as deodorant and fragrance applicators).

MARKETING AND DISTRIBUTION

     As of June 30, 1996, Porex had over 300 customers for its porous and solid plastic products. Porex distributes its proprietary blood serum filters, pipette tips and related products through independent distributors. Porex's surgical products are sold primarily through independent dealers and agents. In the United States, sales of OEM health care products, industrial products and consumer products are made directly by Porex's marketing staff.
Internationally, such products are sold by Porex's marketing staff in certain countries and through independent distributors and agents in other countries who work in conjunction with Porex's marketing staff. Export sales, which are made principally to Europe and Asia, consist primarily of Porex's OEM medical product, industrial product and consumer product lines. For the fiscal year ended June 30, 1996, Porex's foreign sales and export sales were approximately $12,270,000, or 27% of sales, as compared to approximately $10,403,000, or 27% of sales, for the fiscal year ended June 30, 1995 and approximately $7,904,000, or 24% of sales, for the fiscal year ended June 30, 1994. See Note 6 to the Consolidated Financial Statements. No customer accounted for more than 10% of Porex's total net sales for the fiscal years ended June 30, 1995 and 1996.

     Porex has a marketing staff of 14 professional employees, six of whom work with manufacturers on matters which include development of component products to help solve such manufacturers' problems.

SEASONALITY AND BACKLOG

     Sales of certain of Porex's product lines are somewhat seasonal but the overall businesses are not seasonal to any significant extent. At June 30, 1996, Porex's backlog was approximately $8,162,000, as compared to approximately $9,640,000 at June 30, 1995. The backlog consists primarily of blanket orders with release dates of up to 12 months, the full amounts of which are expected to be filled over a 12-month period.

PRODUCT AND PROCESS DEVELOPMENT

     Porex maintains a continuing development program devoted primarily to porous materials and their applications and proprietary products for the life sciences and clinical laboratories. Development activities include designing new and improved products, either proprietary or for customers' specific requirements, and new manufacturing processes.

     Porex's development expenditures were $2,014,000, $1,490,000 and $1,328,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.
Recently, new product development activities have focused on porous components for use in health care and other applications and proprietary products for the life sciences market.

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

PATENTS AND TRADEMARKS

     Porex owns a number of patents and trademarks in the United States and foreign countries. The majority of Porex's patents and patent applications relate to porous plastics and medical devices. Porex is the exclusive licensee of a patented valve device used in one model of its blood serum filters, and of a patent on a surgical drain device. Porex does not consider either license to be material to its business operations. Porex owns one patent on blood serum filters. Although Porex deems its patents to be important to its business and intends to continue to seek patent protection when deemed appropriate, no significant portion of the business of Porex is believed by management to be materially dependent on any particular patent. Porex believes that its non-patented manufacturing processes are protected under contractual and other legal principles which, however, do not afford the statutory exclusivity possible for patented processes.

REGULATION

     The developing, testing, marketing and manufacturing of medical devices such as plastic and reconstructive surgical implants and tissue expanders are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "1976 Amendments") and additional regulations promulgated by the Food and Drug Administration (the "FDA"). In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. Compliance with such requirements and the process of obtaining approvals can be costly, complicated and time-consuming and there can be no assurance that such approvals will be granted on a timely basis. When Porex merely distributes devices manufactured by others, the actual manufacturer must bear the cost of achieving compliance with these requirements.

     Under the 1976 Amendments, each medical device manufacturer must be a registered device manufacturer and must comply with regulations applicable generally to manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and to inspect the facilities in which they are manufactured in order to ensure that a device is not improperly manufactured or labeled. Porex is registered with the FDA.

     In addition, the sale and marketing of specific medical devices are regulated by the FDA under the 1976 Amendments, which classify medical devices based upon the degree of regulation deemed appropriate and necessary. A device is classified as a Class I, II or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are subject to performance standards. Class III devices, including most devices used or implanted in the body, require FDA pre-market approval before they may be distributed other than in clinical trials.

     Porex's MEDPOR(R) Surgical Implants are regulated as Class II medical devices. Products which Porex may introduce in the future, if any, may also be classified as Class I, Class II or Class III medical devices. The procedure for obtaining classification of a new device as a Class I or Class II device involves the submission of a petition to the FDA. If the FDA determines that the device is substantially equivalent to a pre-enactment device or a device subsequently classified in Class I or Class II, then within 210 days of the filing of the petition it will grant approval to market the device commercially. If the FDA determines the device is not substantially equivalent to a pre-enactment device or a device subsequently classified in Class I or Class II, it is automatically placed into Class III and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. Devices to be implanted will be categorized as Class III unless such classification is not necessary to ensure their safety and effectiveness. For new Class III devices, Porex may submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts Porex from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate data to prove safety and effectiveness. In addition, the possibility exists that certain pre-enactment, or substantially equivalent, devices may be placed into Class III by the FDA.

     When a manufacturer believes that sufficient clinical data have been generated to prove the safety and effectiveness of the device, it may submit a pre-market approval application ("PMA") to the FDA. The FDA reviews the PMA and determines whether it is in submittable form and all key elements have been included. Following acceptance of the PMA, the FDA continues its review process which includes submission of the PMA to a panel of experts appointed by the FDA to review the PMA and to recommend appropriate action. The panel then recommends that the PMA be approved, not approved or approved subject to conditions. The FDA may act according to the panel's recommendations, or it may overrule the panel. In approving a PMA, the FDA may require some form of post-market surveillance or other restrictions.

     Vials that are used to contain and transport pharmaceuticals are not directly regulated by the Food and Drug Administration. The US Pharmacopeia specifies tests and properties that are necessary to maintain the potency and pharmacological properties of the medicine the vial is to be used for. The U.S. Consumer Product Safety Commission specifies in 16 CFR Part 1700 the tests that a vial must pass to be considered child resistant and senior adult user-friendly. Porex's vials have been designed to meet such standards.

     Certain environmental regulations also apply to Porex's business, and the Company believes that Porex is in substantial compliance with all of such regulations. However, Porex is subject to random and scheduled checks by environmental authorities. The Company does not anticipate that any material capital expenditures will be required to comply with environmental regulations.

COMPETITION

     Competition in Porex's plastic products business is characterized by technological change, product obsolescence and the introduction of competitive products at lower prices. The Company believes Porex's principal competitive strengths are its manufacturing processes, quality control, relationship with its customers and distribution of its proprietary healthcare products.

     In the porous plastics area, Porex's competitors include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics which can be used for the same purposes as Porex's products. In this field, Porex has several direct competitors in the United States and two significant direct competitors in Europe. Porex competes with several manufacturers of blood serum filters whose products perform the same function as Porex's original blood serum filter and its other blood serum filters and which utilize technologies both similar to and different from Porex's products. Porex's porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers in the United States and other countries. Other of Porex's industrial products made of porous plastic compete, depending on the industrial application, with porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices.

     The market for Porex's injection molded solid plastic components and products is highly competitive and highly fragmented. The MEDPOR(R) Biomaterial products compete for surgical use against autogeneous and allograph materials and alloplastic biomaterials. Autogenous grafts are bone, tissue or cartilage taken from the patient and allographs are donor bone, tissue or cartilage. Competitive alloplastic materials include: solid silicone implant shapes, porous hydroxyapitite shapes and granules, and PTFE sheet material. The Company's surgical drains and markers compete against a variety of products from several manufacturers.

POTENTIAL LIABILITY RISK AND AVAILABILITY OF INSURANCE

     The products sold by Porex expose it to potential risk for product liability claims, particularly with respect to Porex's Life Sciences, Clinical and Surgical products. The Company believes that Porex carries adequate insurance coverage against product liability claims and other risks. There can be no assurance, however, that claims in excess of Porex's insurance coverage will not arise. In addition, Porex's insurance policies must be renewed annually. In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of silicone mammary implants. However, Porex has exercised its right to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. Porex has renewed its insurance coverage with the same carrier for other liability claims. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and seeks indemnification for products manufactured by others and distributed by it, there can be no assurance that in the future it will be able to obtain such insurance at an acceptable cost or be adequately protected by such indemnification. See "--Health Care Products" and "Item 3. Legal Proceedings--Mammary Implant Litigation."


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

The Company intends initially to concentrate its acquisition efforts in the health care industry but such emphasis would not limit in any manner its ability to pursue acquisition opportunities in other industries. The Company's acquisition program could result in a substantial change in the business, operations and financial condition of the Company. The Company does not intend to seek stockholder approval for any such acquisition or security issuance unless required by applicable law or regulation. The success of the Company's acquisition program will depend on, among other things, the availability of acquisition candidates, the availability of funds to finance acquisitions, and the availability of management resources to oversee the operation of acquired businesses. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend primarily on its ability to consummate one or more such acquisitions and to operate such businesses successfully. Any acquisitions will be limited, as required by the Purchase and Sale Agreement dated as of May 24, 1994, between Merck and the Company (the "Purchase and Sale Agreement"), to areas of business other than the U.S. pharmaceutical business of Merck and the business of Medco, as provided in the Purchase and Sale Agreement.


                                   EMPLOYEES

     As of June 30, 1996, the Company had 482 employees.


ITEM 2.  PROPERTIES.

     The Company leases approximately 7,000 square feet of corporate office space in Elmwood Park, New Jersey. Porex owns a total of 47 acres of land at three locations in Georgia with four buildings with an approximate area of 242,000 square feet, used for manufacturing, research, office space and warehouse purposes. Porex also owns a manufacturing and warehouse facility in Bautzen, Germany with approximately 54,000 square feet in three buildings and leases a 2,300 square feet manufacturing and warehouse facility in Kings Lynn, England.

     The Company believes its facilities and equipment are well maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operation.


ITEM 3.  LEGAL PROCEEDINGS.

     The description below of the mammary implant litigation and certain other litigation contain forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including but not limited to the respective risks, uncertainties and contingencies identified in such descriptions.

     MAMMARY IMPLANT LITIGATION. During the year ended June 30, 1988, Synetic's subsidiary, Porex began distributing silicone mammary implants ("implants") in the United States pursuant to a distribution arrangement (the "Distribution Agreement") with a Japanese manufacturer (the "Manufacturer"). Because of costs associated with increased government regulation and examination, Porex's supplier determined to withdraw its implants from the United States market. On July 9, 1991, the FDA mandated a recall of all implants manufactured by companies that elected not to comply with certain FDA regulations regarding data collection. Accordingly, Porex notified all of its customers not to use any implants sold by Porex and to return such implants to Porex for a full refund. Porex had ceased offering implants for sale prior to the recall date. Porex believes that after accounting for implants returned to it, the aggregate number of recipients of implants distributed by Porex under the Distribution Agreement in the United States totals approximately 2,500.

     Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of implants. One of the pending actions, Donna L. Turner v. Porex Technologies Corporation, et al., is styled as a purported class action. Certain of the actions against Porex have been dismissed where it was determined that the implant in question was not distributed by Porex. In addition, as of September 23, 1996, 53 claims have been settled on a favorable basis by the Manufacturer, or by the insurance carriers of Porex, without material cost to Porex. As of September 23, 1996, 210 actions and 37 out-of-court claims were pending against Porex. Of the 210 actions, 93 involve implants identified as distributed by Porex and 84 cases involve implants identified as not having been distributed by Porex. In the remaining 33 actions, the implants have not been identified. The number of claims made by individuals during the fiscal year ended June 30, 1996 was significantly lower than the number of claims made during the fiscal year ended June 30, 1995.

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

     In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of implants. However, Porex has exercised its right, under such policy, to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. In addition, Porex has other excess insurance where it has similarly purchased extended reporting period coverage which by its terms would expire December 31, 1996. However, Porex expects to purchase further extended reporting period coverage from the excess insurers to the extent such coverage is reasonably available. The Company believes that its present coverage, together with Porex's insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex's distribution of implants. To the extent that certain of such actions and claims seek punitive and compensatory damages arising out of alleged intentional torts, if awarded such damages may or may not be covered, in whole or in part, by Porex's insurance policies. In addition, Porex's recovery from its insurance carriers is subject to policy limits and certain other conditions. Porex has been expensing the retention amount under its policies as incurred.

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

     STOCKHOLDER LITIGATION. On August 18, 1994, an action entitled Fuss v. Wygod, et al. was filed against Synetic, its directors and Merck in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Court"). The action purportedly arises out of the events leading to the Divestiture and the Purchase and is purportedly brought both derivatively on behalf of Synetic and as a class action on behalf of Synetic's stockholders other than the defendants. On October 14, 1994, the parties entered into a Memorandum of Understanding (the "Memorandum") in connection with a contemplated settlement of the lawsuit. The basis for the contemplated settlement included
(a) changes to the terms of the Purchase partially in response to the filing of the lawsuit and (b) resolution of certain disclosure issues raised by plaintiff's comments on a draft of the proxy statement sent to stockholders of Synetic in connection with the Divestiture and the Purchase. The contemplated settlement was subject to, among other things, dismissal of the lawsuit with prejudice and without awarding costs to any party, except for certain fees and expenses that plaintiff's counsel intended to seek. In addition, the defendants denied, and continue to deny, that they committed or threatened to commit any violation of law or breaches of duty to the plaintiff or members of the purported class and the defendants entered into the Memorandum because, among other reasons, the proposed settlement eliminated the burden and expense of further litigation and facilitated the consummation of transactions that they believed were in the best interests of Synetic and its stockholders.

     In June 1995, the plaintiffs completed discovery to confirm that the proposed settlement was fair and reasonable and in the best interest of the proposed class (the "Class"). On March 22, 1996, the parties executed a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement") and submitted the Settlement for approval by the Delaware Court. After directing notice to the Class, on June 4, 1996, the Delaware Court held a hearing and issued a Final Order and Judgment which, inter alia, approved the Settlement as fair, reasonable, adequate and in the best interests of the Class, dismissed the action with prejudice and released defendants from any liability in connection with the Purchase and Divestiture. The Settlement is subject to a supplemental hearing to confirm the Settlement, scheduled for October 22, 1996. The Delaware Court also awarded attorneys' fees and expenses to plaintiff in the amount of $275,000, to be paid by Synetic. Pursuant to the Purchase and Sale Agreement, Merck is required to reimburse Synetic for 58.65% of such fees and expenses.

     ENFORCEMENT DIVISION INVESTIGATION. On July 6, 1994, the Division of Enforcement of the Securities and Exchange Commission (the "Enforcement Division") began an investigation regarding the trading in securities of Synetic. The Company is cooperating fully with the Enforcement Division's requests for information and, although it cannot predict the ultimate result of the inquiry, the Company believes that such investigation is not directed at the Company and, accordingly, will not have a material adverse effect on its financial position or results of operations.

     The Company is not a party of any other legal proceedings which, in its belief, could have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                               EXECUTIVE OFFICERS

     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this report. The executive officers of the Company are as follows:


        Name         Age                       Position
        ----         ---                       --------

James V. Manning      49  President and Chief Executive Officer

Ray E. Hannah         60  Vice President--Technologies Group

Victor L. Marrero     39  Vice President--Finance and Chief Financial Officer

Charles A. Mele       40  Vice President--General Counsel


        Mr. Manning has been Chief Executive Officer of the Company since January 1995 and President of the Company since August 1996 and has been an executive officer of the Company for more than the last five years and was, until December 1994, an executive officer of Medco for more than five years. He is also Chairman of the Board of COMNET Corporation ("Comnet"), a computer software company.

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

        Mr. Mele has been Vice President--General Counsel of the Company since July 1995 and was an executive officer of the Company from May 1989 until December 1994 and was an executive officer of Medco for more than five years, until March 1995. Mr. Mele is also a director of Comnet and Group 1 Software, Inc., computer software companies.

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


                                 High               Low
                                 -------           -------

Fiscal Year 1995
- ------------------
First Quarter...............     $16 1/4           $11 1/2
Second Quarter..............     $20 1/4           $14 3/4
Third Quarter...............     $25 1/2           $19
Fourth Quarter..............     $26 1/4           $23 1/4

Fiscal Year 1996
- ------------------
First Quarter...............     $26 1/4           $22 1/4
Second Quarter..............     $29 5/8           $22 1/2
Third Quarter...............     $39 1/2           $27 1/2
Fourth Quarter..............     $38 3/4           $32 1/2


          The Company's Common Stock was held by 142 stockholders of record as of September 1, 1996. The Company believes that its Common Stock is beneficially held by at least 400 stockholders.

          The Company did not pay any dividends to the holders of its Common Stock during the two fiscal years ended June 30, 1996. The Company intends to continue to retain earnings to finance its business and its acquisition program and, accordingly, does not currently anticipate paying cash dividends to holders of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

          The following table sets forth selected consolidated financial data for each of the five years in the period ended June 30, 1996. The selected financial data for the four years in the period ended June 30, 1995 has been restated to reflect the Divestiture.


                                              YEAR ENDED JUNE 30,
                              ---------------------------------------------------
                                1992      1993       1994        1995      1996
                              --------  --------  -----------  --------  --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA
Net sales...................  $ 28,486  $ 30,645     $ 33,093  $ 39,179  $ 45,128
Income from continuing
  operations before
  provisions for income
  taxes.....................     6,031     5,430        1,080     1,078    13,202
Provision for income taxes..     2,151     2,046          411       443     4,617
                              --------  --------     --------  --------  --------
Income from continuing
  operations................     3,880     3,384          669       635     8,585
Income from discontinued
  operations................     1,376     2,734        1,823    15,459         -
                              --------  --------     --------  --------  --------

Net income..................  $  5,256  $  6,118     $  2,492  $ 16,094  $  8,585
                              ========  ========     ========  ========  ========
Net income per share (1):
  Continuing operations.....  $   0.24  $   0.19     $   0.04  $   0.04  $   0.48
  Discontinued operations...      0.09      0.16         0.10      0.89         -
                              --------  --------     --------  --------  --------
Net income per share........  $   0.33  $   0.35     $   0.14  $   0.93  $   0.48
                              ========  ========     ========  ========  ========

                                                  AT JUNE 30,
                              ---------------------------------------------------
                                  1992      1993         1994      1995      1996
                                  ----      ----         ----      ----      ----

BALANCE SHEET DATA
Working capital.............  $ 44,350  $ 65,673     $ 64,625  $105,279  $166,328
Net assets of discontinued
  operations................    25,352    52,548       55,882         -         -
Total assets................   163,011   189,494      194,009   188,174   199,592
Long term debt, less
  current portion...........    81,714    81,058       80,716         -         -
Stockholders' equity........    74,056   102,378      105,130   166,832   181,089

___________________

(1) Restated to reflect two-for-one stock split effected on February 26, 1993.

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


                                            PERCENTAGES OF NET SALES
                                            FISCAL YEARS ENDED JUNE 30,
                                            ---------------------------

                                             1996    1995    1994
                                            -----   -----   -----

Net sales.................................    100%    100%    100%

Costs and expenses
  Cost of sales...........................   55.6    58.7    65.0
  Selling, general and administrative.....   33.1    31.0    27.3
  Interest and other income...............  (18.0)  (18.7)  (15.3)
  Interest expense........................      -     9.2    18.0
  Other expense...........................      -    17.0     1.7
                                            -----   -----   -----
                                             70.7    97.2    96.7
                                            -----   -----   -----
Income before provision for income taxes..   29.3     2.8     3.3

Provision for income taxes................   10.2     1.1     1.2
                                            -----   -----   -----

Income from continuing operations.........   19.1%    1.7%    2.1%
                                            =====   =====   =====


FISCAL YEARS ENDED JUNE 30, 1996 AND 1995
CONSOLIDATED RESULTS OF OPERATIONS

  Net sales for the year ended June 30, 1996 increased by $5,949,000, or 15.2%, over the comparable prior year period. The sales increase was due primarily to increased unit sales in medical products and plastic vials in the healthcare segment and, to a lesser extent, to increased unit sales of writing components, personal care items and home water filters in the consumer segment.

  Cost of sales for the year ended June 30, 1996 increased by $2,102,000, or 9.1%, over the comparable prior year period due to the increased sales volume noted above and additional depreciation and product development costs. As a percent of net sales, cost of sales for the year ended June 30, 1996 decreased to 55.6% from 58.7% in the comparable prior year period principally due to certain fixed costs which do not increase proportionally with sales and improvements in material and labor usage.

  Selling, general and administrative expenses for the year ended June 30, 1996 increased by $2,805,000, or 23.1%, over the comparable prior year period due primarily to an increase in expenses associated with the increase in sales volume noted above and an increase in corporate overhead expense. As a percent of net sales, selling, general and administrative expenses for the year ended
June 30, 1996 increased to 33.1% from 31.0% in the prior year primarily due to the increased corporate overhead noted above.

  Interest and other income and dividend income for the year ended June 30, 1996 increased by $800,000, or 10.9%, over the comparable prior year period primarily as a result of the income earned on a full year of investment of the net proceeds received from the sale of the Institutional Pharmacies Business.

  Interest expense for the year ended June 30, 1996 decreased by $3,619,000 from the prior year period as a result of the conversion and redemption of the Company's Convertible Subordinated Debentures due December 1, 2001 (the "Debentures") into common stock of the Company in February 1995.

  Other expenses for the year ended June 30, 1996 decreased by $6,663,000 over the comparable prior year period as a result of the one-time charge in December 1994 related to the issuance of stock options to certain officers as compensation for services in conjunction with the consummation of the Purchase and Sale Agreement and costs associated with the conversion and redemption in February 1995 of the Debentures.

  The effective tax rate for the year ended June 30, 1996 decreased to 35% from 41% in the prior year period primarily due to the nondeductibility of certain conversion and redemption costs in the prior year.

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

  Selling, general and administrative expenses for the year ended June 30, 1995 increased by $3,073,000, or 33.9%, over the comparable prior year period due primarily to costs associated with: (i) the addition of sales personnel, (ii) the expansion of operations in Europe and (iii) increased corporate overhead. As a percent of net sales, selling, general and administrative expenses for the year ended June 30, 1995 increased to 31.0% from 27.3% in the prior year primarily due to the increased corporate overhead noted above.

  Interest and other income for the year ended June 30, 1995 increased by $2,241,000, or 44.2%, over the comparable prior year period primarily as a result of the income earned on the net proceeds received from the sale of the Institutional Pharmacies Business.

  Interest expense for the year ended June 30, 1995 decreased by $2,356,000 from the prior year period as a result of the conversion and redemption of the Company's Convertible Subordinated Debentures due December 1, 2001 (the "Debentures") into common stock of the Company in February 1995.

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

  The effective tax rate for the year ended June 30, 1995 increased to 41% from 38% in the prior year period primarily due to the nondeductibility of certain conversion and redemption costs relating to the Debentures.

CAPITAL RESOURCES AND LIQUIDITY

  Cash, cash equivalents and marketable securities increased by $10,125,000 to $162,478,000 during the year ended June 30, 1996 principally due to the income earned from operations.

  For the year ended June 30, 1995, Medco provided the Company with tax, administrative and legal services. The cost of these services was calculated on the same basis as historically determined. For the year ended June 30, 1996, the cost of these services was incurred directly by the Company. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including these increased corporate overhead expenses, during this period.

  The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several other sources, including, without limitation, (a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Item 1. Business--Acquisition Program".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary financial information are contained on pages F-l through F-17 and S-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, except that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this Report.



ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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


                                 SYNETIC, INC.



Date:  September 27, 1996        By:   /s/  James V. Manning
                                     -----------------------------
                                       James V. Manning, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 1996.

(1)   Principal Executive Officer:    (3)  A Majority of the Board of Directors:


By:   /s/  James V. Manning           Thomas R. Ferguson
    ----------------------------
   James V. Manning                   Mervyn L. Goldstein
   Chief Executive Officer            Ray E. Hannah
                                      Roger H. Licht
                                      Per G.H. Lofberg
                                      Charles A. Mele
                                      Herman Sarkowsky
                                      Paul C. Suthern
                                      Albert M. Weis
                                      Martin J. Wygod


(2)  Principal Financial and
     Accounting Officer:              By:   /s/  James V. Manning
                                          ------------------------
                                          James V. Manning
                                          Individually and as Attorney-in-Fact
By:   /s/  Victor L. Marrero
    -----------------------------
     Victor L. Marrero
     Vice President-Finance and
     Chief Financial Officer

                        SYNETIC, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA

          The following financial statements of the Registrant and its subsidiaries required to be included in Item 14.(a)(1) of Form 10-K are listed below:

                                                             Page
                                                             ----
Report of Independent Public Accountants                     F-2

Consolidated Balance Sheets at June 30, 1996 and 1995        F-3

Consolidated Statements of Income for the
Years Ended June 30, 1996, 1995 and 1994                     F-5

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
June 30, 1996, 1995 and 1994                                 F-6

Consolidated Statements of Cash Flows for the
Years Ended June 30, 1996, 1995 and 1994                     F-7

Notes to Consolidated Financial Statements                   F-8

          The following financial statement supplementary data of the Registrant and its subsidiaries required to be included in Item 14.(a) (2) of Form 10-K are listed below:

                                                             Page
                                                             ----
          Schedule II - Valuation and Qualifying
          Accounts.                                          S-1

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Synetic, Inc.:

          We have audited the accompanying consolidated balance sheets of Synetic, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synetic, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and supplemental data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP


New York, New York
September 27, 1996

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS



                                                             June 30,
                                                        -------------------
                                                          1996       1995
                                                        --------  ---------
CURRENT ASSETS:
   Cash and cash equivalents.......................     $ 22,210   $  7,499
   Marketable securities...........................      140,268     98,000
   Accounts receivable, net of allowances for
    doubtful accounts and sales returns of $671
    and $636 at June 30, 1996 and 1995,
    respectively...................................        7,299      6,665
   Inventories.....................................        5,253      5,446
   Other current assets............................        4,821      4,031
                                                        --------   --------
    Total current assets...........................      179,851    121,641
                                                        --------   --------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements...........................          823        780
   Buildings and improvements......................        8,992      8,286
   Machinery and equipment.........................       19,295     17,389
   Furniture and  fixtures.........................        2,856      2,696
   Construction in progress........................        1,306      1,331
                                                        --------   --------
                                                          33,272     30,482
   Less:  Accumulated depreciation.................      (16,014)   (13,523)
                                                        --------   --------

   Property, plant and equipment, net..............       17,258     16,959
                                                        --------   --------
OTHER ASSETS:
   Marketable securities...........................          -       46,854
   Other...........................................        2,483      2,720
                                                        --------   --------

    Total other assets.............................        2,483     49,574
                                                        --------   --------
                                                        $199,592   $188,174
                                                        ========   ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                               June 30,
                                                         --------------------
                                                           1996       1995
                                                         ---------  ---------

CURRENT LIABILITIES:
  Current portion of long-term debt....................  $      -   $    216
  Accounts payable.....................................     1,303        648
  Accrued liabilities..................................     7,014      9,337
  Income taxes payable.................................     5,206      6,161
                                                         --------   --------
    Total current liabilities..........................    13,523     16,362
                                                         --------   --------

OTHER LIABILITIES......................................     4,980      4,980

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued............................         -          -
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 16,738,827 and 16,598,530 shares
    issued and outstanding at June 30, 1996 and 1995,
    respectively.......................................       220        219
  Paid-in capital......................................   158,227    152,556
  Treasury stock, at cost; 5,268,463 shares at
    June 30, 1996......................................   (36,575)   (36,575)
  Retained earnings....................................    59,217     50,632
                                                         --------   --------
    Total stockholders' equity.........................   181,089    166,832
                                                         --------   --------
                                                         $199,592   $188,174
                                                         ========   ========



   The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                                                   Years Ended June 30,
                                                               ---------------------------
                                                                1996      1995       1994
                                                               ------    ------     ------

Net sales......................................               $45,128   $39,179   $33,093
                                                              -------   -------   -------

Costs and expenses:
 Cost of sales.................................                25,108    23,006    21,494
 Selling, general and administrative...........                14,930    12,125     9,052
 Interest and other income.....................                (3,952)   (4,757)   (4,754)
 Dividend income...............................                (4,160)   (2,555)     (317)
 Interest expense..............................                     -     3,619     5,975
 Purchase and Sale Agreement related expenses
  and other....................................                     -     6,663       563
                                                              -------   -------   -------
                                                               31,926    38,101    32,013
                                                              -------   -------   -------

Income from continuing operations
 before provision for income taxes.............                13,202     1,078     1,080

Provision for income taxes.....................                 4,617       443       411
                                                              -------   -------   -------
Income from continuing operations..............               $ 8,585   $   635   $   669
                                                              -------   -------   -------
Discontinued operations:
 Income from discontinued operations,
 net of provision for income taxes
 of $842 and $1,582 in 1995 and 1994,
 respectively..................................                     -       963     1,823

Gain on sale of Institutional Pharmacy
 operations, net of taxes of $23,037...........                     -    14,496         -
                                                              -------   -------   -------

Net income.....................................               $ 8,585   $16,094   $ 2,492
                                                              =======   =======   =======

Net income per share:
 Continuing operations.........................                  $.48   $   .04   $   .04
 Discontinued operations.......................                     -       .89       .10
                                                              -------   -------   -------

 Net income....................................                  $.48   $   .93   $   .14
                                                              =======   =======   =======

Weighted average shares outstanding............                18,026    17,379    17,968
                                                              =======   =======   =======




 The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                      Common Stock
                                  -----------------

                                    Number                                                 Total
                                      of              Paid-In        Retained Treasury  Stockholders'
                                    Shares   Amount   Capital        Earnings   Stock      Equity
                                    ------   ------   -------        -------- --------  ------------

Balance, June 30,1993...........   17,584      $176  $ 70,156        $32,046         -   $102,378
                                   ------      ----  --------        -------  --------   --------

 Net income.....................        -         -         -          2,492         -      2,492

 Issuance of common stock for
  exercise of stock options
  and 401(k) plan...............       37         -       260              -         -        260
                                   ------      ----  --------        -------  --------   --------
Balance, June 30, 1994..........   17,621      $176  $ 70,416        $34,538         -   $105,130
                                   ------      ----  --------        -------  --------   --------

 Net income.....................        -         -         -         16,094         -     16,094
 Issuance of common stock for
  exercise of stock options
  and 401(k) plan...............      368         4     5,200              -         -      5,204

 Issuance of common stock for
  conversion of debentures......    3,877        39    76,940              -         -     76,979

 Purchase of 5,268,463 shares
  of common stock for Treasury..        -         -         -              -   (36,575)   (36,575)
                                   ------      ----  --------        -------  --------   --------

Balance, June 30, 1995..........   21,866      $219  $152,556        $50,632  $(36,575)  $166,832
                                   ------      ----  --------        -------  --------   --------

 Net income.....................        -         -         -          8,585         -      8,585
 Issuance of common stock for
  exercise of stock options
  and 401(k) plan...............      140         1     5,671              -         -      5,672
                                   ------      ----  --------        -------  --------   --------

Balance, June 30, 1996..........   22,006      $220  $158,227        $59,217  $(36,575)  $181,089
                                   ------      ----  --------        -------  --------   --------

 The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Years Ended June 30,
                                                        -----------------------------
                                                         1996        1995       1994
                                                        ------      ------     ------
Cash flows from operating activities:
  Net income.......................................  $   8,585   $  16,094   $  2,492
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Income from discontinued operations.............          -        (963)    (1,823)
   Gain on sale of Institutional Pharmacy
    business.......................................          -     (14,496)         -
   Other expense...................................          -       1,056          -
   Depreciation and amortization...................      2,619       1,545      2,179
   Deferred income taxes...........................       (254)       (301)    (2,042)
 Changes in operating assets and
   liabilities, net of the effects of
   acquisitions:
      Accounts receivable, net.....................       (634)     (1,056)      (910)
      Inventories..................................        193         804        326
      Other assets.................................       (173)     (3,365)     2,438
      Accounts payable.............................        655        (423)       (24)
      Accrued liabilities..........................     (2,323)      1,206      1,042
      Other liabilities............................          -       4,980          -
      Income taxes payable.........................      2,625         946      2,213
      Net cash used by discontinued
        operations.................................          -           -       (653)
                                                     ---------   ---------   --------
        Net cash provided by operating activities..     11,293       6,027      5,238
                                                     ---------   ---------   --------
Cash flows from investing activities:
  Sales of marketable securities...................    708,685     383,064     33,132
  Purchases of marketable securities...............   (704,099)   (430,916)   (60,231)
  Capital expenditures.............................     (2,790)     (3,398)    (2,777)
  Net proceeds from sale of Institutional
   Pharmacy business...............................          -      82,911          -
  Net cash used by Discontinued Operations.........          -           -       (858)
  Other............................................          -           -       (261)
                                                     ---------   ---------   --------
        Net cash provided by (used for)
         investing activities......................      1,796      31,661    (30,995)
                                                     ---------   ---------   --------
Cash flows from financing activities:
  Payments for Treasury stock......................          -     (36,575)         -
  Proceeds from issuance of stock options and
   401(k) purchases................................      1,838       4,369        196
  Payments on long-term debt.......................       (216)     (3,532)      (542)
                                                     ---------   ---------   --------
        Net cash provided by (used for)
         financing activities......................      1,622     (35,738)      (346)
                                                     ---------   ---------   --------
Net increase (decrease) in cash
  and cash equivalents.............................     14,711       1,950    (26,103)
Cash and cash equivalents, beginning of
  period...........................................      7,499       5,549     31,652
                                                     ---------   ---------   --------
Cash and cash equivalents, end of period...........  $  22,210   $   7,499   $  5,549
                                                     =========   =========   ========


The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The Company has granted stock options with an exercise price below fair market value on the date of award to certain officers in recognition of their contribution in completing these transactions. Accordingly, included in Purchase and Sale Agreement related expenses and other in the accompanying financial statements for the fiscal year ended June 30, 1995, the Company recorded a non-recurring charge of approximately $5 million relating to such stock options in conjunction with the consummation of these transactions.

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

          Marketable Securities--

          At June 30, 1996 and 1995 marketable securities consisted primarily of U.S. Treasury Notes and Money Market Preferred Stock investments. These investments, which are carried at a cost of $140,268,000 and $144,854,000, net of unamortized premium, at June 30, 1996 and June 30, 1995, respectively, had an aggregate market value of $140,537,000 and $145,539,000 at June 30, 1996 and 1995, respectively. At June 30, 1996, gross unrealized gains pertaining to marketable securities and other investments were $269,000. Gains and losses on the sale of marketable securities and other investments are calculated using the specific identification method.

           Investments in Debt and Equity Securities --

          Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At June 30, 1996, the Company's investments consisted principally of Money Market Preferred Stock investments and U.S. Treasury Notes. The Money Market Preferred Stock investments, with scheduled maturities of less than one year, are classified as available-for-sale and are valued at estimated fair value, which approximates cost. These investments are redeemed at face value upon maturity. The U.S. Treasury Notes maturing February 1997 through June 1997 are classified as held-to-maturity and are carried at cost, net of unamortized premium. Gross unrealized holding gains pertaining to the U.S. Treasury Notes as of June 30, 1996 were $269,000.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)       Summary of Significant Accounting Policies: (continued)

          Inventories--

          Inventories are stated at the lower of (first-in, first-out) cost or market. Cost includes raw materials, direct labor, and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventories consisted of the following (in thousands):


                                           June 30,
                                        --------------
                                         1996    1995
                                        ------  ------
          Raw materials and supplies..  $2,468  $2,843
          Work-in-process.............     548     549
          Finished goods..............   2,237   2,054
                                        ------  ------
                                        $5,253  $5,446
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

          Accrued Liabilities--

          Accrued liabilities consisted of the following (in thousands):

                                                            June 30,
                                                         --------------
                                                         1996    1995
                                                         ------  ------
          Accrued payroll and benefit costs..            $3,568  $3,224
          Accrued legal costs................             1,890   1,330
          Payable to former Parent...........                 -   2,273
          Accrued interest...................                 -       4
          Other..............................             1,556   2,506
                                                         ------  ------
            Total.............................           $7,014  $9,337
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

          In accordance with the disclosure provisions of SFAS 109, the Company has included approximately $2,172,000 and $950,000 of deferred tax assets in other current assets and other assets, respectively, representing the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          The effect of adopting SFAS 109 was not material to the results of operations for the year ended June 30, 1994.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDDATED FINANCIAL STATEMENTS


(1)       Summary of Significant Accounting Policies: (continued)

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

          Development Costs--

          Company-sponsored development costs related to both present and future products are expensed currently. Total expenditures on development were $2,014,000, $1,490,000, and $1,328,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

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

          Accounting for Stock-Based Compensation--

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". Adoption of the new standard by the Company is required for its fiscal year ending June 30, 1997. In accordance with SFAS 123, the Company will continue to measure compensation cost for its stock option plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees". However, for each year in which an income statement is provided the Company will disclose on a pro-forma basis both net income and earnings per share as if the fair value based accounting method were used and the difference between compensation cost recognized by APB No. 25 and the fair value method of SFAS 123.

          Use of Estimates--

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

(4)       Long-Term Debt:

          In December 1991, the Company issued to the public $80,500,000 aggregate principal amount of its Debentures. The Debentures were convertible at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $20.40 per share, subject to adjustment under certain circumstances. On January 27, 1995, the Company called for redemption on February 13, 1995 the Debentures. Holders of $79,104,000 aggregate principal amount of the Debentures surrendered them for conversion into an aggregate of 3,877,607 shares of common stock. The remaining $1,396,000 of the outstanding Debentures were redeemed at the redemption price of 104% plus accrued interest. Included in Other expense in the accompanying financial statements for the year ended June 30, 1995 are approximately $1.1 million of costs associated with the call for redemption.

(5)    Income Taxes:

       The income tax provisions are summarized as follows (in thousands):

                                                    Years Ended June 30,
                                                    ---------------------
                                                  1996     1995      1994
                                                 ------   ------    ------
Current:
 Federal.........................                $4,060   $ 2,594   $ 778
 State...........................                   811       491     107
                                                 ------   -------   -----
   Total current.................                 4,871     3,085     885
                                                 ------   -------   -----
Deferred:
 Federal.........................                  (194)   (2,070)   (436)
 State...........................                   (60)     (572)    (38)
                                                 ------   -------   -----
   Total deferred................                  (254)   (2,642)   (474)
                                                 ------   -------   -----
     Total income tax provision..                $4,617   $   443   $ 411
                                                 ======   =======   =====

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)       Income Taxes: (continued)

          A reconciliation of the income tax provision, computed by applying the federal statutory rate to income before taxes, and the actual provision for income taxes is as follows:

                                                           Years Ended June 30,
                                                      ------------------------------
                                                        1996        1995       1994
                                                       ------      ------     ------
Federal statutory rate................................   35.0%       35.0%      34.0%
State tax, net of federal benefit.....................    3.7        (4.8)       7.3
Dividend exclusion....................................   (7.7)      (52.3)      (7.0)
Non-deductible conversion costs.......................      -        67.6          -
Other, net............................................    4.0        (4.4)       3.8
                                                        -----     -------    -------
                                                         35.0%       41.1%      38.1%
                                                        =====     =======    =======

Timing differences resulted in the following deferred tax expense (benefit) (in thousands):

                                                             Years Ended June 30,
                                                        ------------------------------
                                                          1996        1995       1994
                                                         ------      ------     ------
Book/tax differences in accounting method
 for assets acquired..................................    $ (69)    $    15    $   (44)
Accrued expenses......................................     (140)       (643)      (365)
Deferred compensation - stock options.................        -      (2,038)         -
Difference between tax and book depreciation and
 amortization.........................................      (45)         38         (5)
Other, net............................................        -         (14)       (60)
                                                          -----     -------    -------
                                                          $(254)    $(2,642)   $  (474)
                                                          =====     =======    =======

Deferred tax liabilities (assets) at June 30, 1996, are comprised of the following (in thousands):

         Tax over book depreciation....................   $ 868
         Intangible assets amortization................      85
         Accrued expenses..............................  (1,525)
         Deferred compensation - stock options.........  (2,038)
         Inventory.....................................    (456)
         Prepaids and other............................     (56)
                                                        -------
                                                        $(3,122)
                                                        =======

(6)       Major Customers and Export Sales:

          For fiscal years 1996, 1995 and 1994, no customer accounted for more than 10% of the Company's net sales.

          Foreign sales and net income of Porex's foreign manufacturing facility, which are made principally in Europe, amounted to $6,665,000 and $975,000; $5,381,000 and $397,000; and $3,056,000 and $287,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Identifiable assets of this facility were not material for the years presented. Export sales of Porex, which are made principally to Europe and Asia, were $5,605,000, $5,022,000 and $4,848,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7)       Pension and Profit Sharing Plans:

          The Company has defined benefit pension plans covering substantially all of its employees. Net pension cost for the years ended June 30, 1996, 1995 and 1994 included the following components (in thousands):

                                 1996    1995    1994
                                ------  ------  ------
Service cost..................  $ 269   $ 240   $ 221
Interest cost.................    310     273     253
Actual return on plan assets..   (789)   (427)   (232)
Net amortization..............    447     127     (45)
                                -----   -----   -----
  Net pension cost............  $ 237   $ 213   $ 197
                                =====   =====   =====


          The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                       June 30,
                                                  ------------------
                                                    1996      1995
                                                  --------  --------

Actuarial present value of benefit obligation:
  Vested benefit obligation.....................  $(2,944)  $(2,585)
  Nonvested benefit obligation..................      (55)      (59)
                                                  -------   -------
  Accumulated benefit obligation................   (2,999)   (2,644)
  Effect of future salary increases.............   (1,548)   (1,523)
                                                  -------   -------

Projected benefit obligation....................   (4,547)   (4,167)
Plan assets at fair value.......................    5,105     3,986
                                                  -------   -------

Funded status...................................      558      (181)
Unrecognized net gain...........................     (792)     (193)
Unrecognized net asset..........................     (216)     (238)
Unrecognized prior service cost.................       61        66
                                                  -------   -------
 Consolidated balance sheets....................  $  (389)  $  (546)
                                                  =======   =======

          The Company funds the Plan through annual contributions representing no less than the minimum amounts required as computed by actuaries to be consistent with the Plan objectives and government regulations. The net pension liability is included in accrued liabilities.

          Assumptions used in the accounting for the Company's defined benefit plans as of June 30, 1996 and 1995 were:

                                                       1996   1995
                                                       -----  -----
            Discount rate............................   7.5%   7.5%
            Rate of increase in compensation levels..  0%-5%  0%-5%
            Expected long-term rate of return on
              assets.................................   8.0%   8.0%

          Plan assets consist primarily of debt and equity investments.

          The Company has a defined contribution profit sharing plan covering substantially all of its employees. Participants must be at least 21 years of age and have completed one year of service and may contribute up to 10% of their earnings. The Company matches 25% of the first 4% of participants earnings which are contributed to the Plan. For the year ended June 30, 1996, the Company issued 2,897 shares of common stock to the Plan. For the years ended June 30, 1996, 1995 and 1994, Company contributions were approximately $81,000, $59,100 and $64,400, respectively.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8)       Related Party Transactions:

          Tax-sharing agreement--

          The Company and Medco had a tax-sharing agreement which provided, among other things, for the allocation of federal income taxes on a separate company basis prior to July 6, 1989 and other related matters with respect to income taxes of the Company.

          Services agreement--

          Through December 14, 1994, the Company and Medco had a services agreement pursuant to which Medco provided the Company with various services of its management. The Company paid the actual costs of providing these services. Where actual costs were not available, the Company paid amounts based on mutually agreed upon allocation methods. Costs for such services were approximately $337,000 and $429,000 for the years ended June 30, 1995 and 1994, respectively. No costs were incurred under this agreement for the year ended June 30, 1996.

          Sales to former affiliate--

          Medco purchased plastic vials manufactured by the Company for the years ended June 30, 1996, 1995 and 1994. These sales were based on prices and terms generally available to non-affiliates. Pursuant to an agreement, Medco will continue to purchase such plastic vials until December 14, 1996. Through December 14, 1995, the cost to Medco of the plastic vials was the price in effect on the date of the agreement, at which time the price increased by 3%, subject to certain adjustments.

(9)       Stock Options:

          In May 1989, the Company adopted two stock option plans, the 1989 Class A Stock Option Plan (the "Class A Plan") and the 1989 Class B Stock Option Plan (the "Class B Plan"). In September 1991, the Company adopted the 1991 Special Non-qualified Stock Option Plan (the "1991 Special Plan") and in December 1991, the Company adopted the 1991 Director Stock Option Plan (the "Director Plan") (collectively, the "Plans"). Non-Qualified stock options are granted under the Class A Plan, the 1991 Special Plan and the Director Plan. Options granted under the Class B Plan may be either incentive stock options or non-qualified stock options. Eligibility for the grant of options under the Class A Plan and the Director Plan are limited to certain of the Company's directors. Eligibility for the grant of options under the Class B Plan and the 1991 Special Plan are limited to the Company's officers, certain directors, employees, consultants, agents and key contractors. No options under the Plans may be exercised during the first year after the date of grant, and options granted under the Plans become exercisable at a rate of 20% in each successive year after the date of grant. No options may be granted under any of the Plans after October 8, 2001, and all options expire within ten to fifteen years from the date of the grant. Under the Class B Plan, the 1991 Special Plan and the Director Plan, the exercise price may not be less than 100% of the fair market value of the Company's common stock on the date of grant. Under the Class A Plan, the exercise price may not be less than 85% of the fair market value of the Company's common stock on the date of grant. All options granted under the Class A Plan had an exercise price equal to 100% of the fair market value on the date of grant. There are 3,953,020 shares reserved for issuance under the Company's Plans.

          In addition to the Company's stock option plans, the Company has granted options to certain directors, consultants and key employees. At June 30, 1996, there were 180,000 options granted to these individuals. The terms of these grants are similar to the Company's non-qualified stock option plans.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9)        Stock Options: (continued)

          A summary of stock option transactions is shown below:

                                                Years Ended June 30,
                                        -------------------------------------
                                            1996         1995         1994
                                        -----------  -----------  -----------
Options outstanding,
 beginning of period.................   3,591,900    3,239,830    3,748,210

Options granted......................     366,000    1,228,000      168,800
Options exercised....................    (137,350)    (364,570)     (31,800)
Options cancelled....................     (73,800)    (511,360)    (645,380)
                                       ----------   ----------   ----------

Options outstanding, end
 of period...........................   3,746,750    3,591,900    3,239,830
                                       ==========   ==========   ==========

Options available for
 grant, end of period................     386,270      686,470      573,110
                                       ==========   ==========   ==========

Options exercisable, end
 of period...........................   2,160,050    1,846,300    1,912,100
                                       ==========   ==========   ==========
Price range of outstanding options,
 end of period.......................  $     5.25   $     5.25   $     5.25
                                               to           to           to
                                       $    33.25   $    21.50   $    22.00
                                       ==========   ==========   ==========
   Average price of options
 exercised...........................  $    12.81   $    11.82   $     5.25
                                       ==========   ==========   ==========

(10)      Commitments and Contingencies:

          Leases--

          The Company leases warehouse space, equipment and automobiles under various noncancellable operating leases. Rental expense was $318,000, $197,000 and $148,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The minimum aggregate rental commitments under noncancellable leases, excluding renewal options, are as follows (in thousands):

           Years Ending June 30,
           ---------------------
           1997.................      $248
           1998.................       106
           1999.................        77
           2000.................        63
           2001 and Thereafter..        32

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



(10)       Commitments and Contingencies: (continued)

           Legal proceedings --

          In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

(11) Quarterly Financial Data (Unaudited):

          The following table summarizes the quarterly financial data for the fiscal years ended June 30, 1996 and 1995 (in thousands, except per share data):

                                  Income (loss)
                                  Before Provision                   Net Income
Quarter Ended         Net Sales      For Taxes      Net Income       Per Share
- -------------         ----------     ----------    -------------     ----------

1995
- ----
September 30, 1994..     $ 8,954       $   794          $   481          $ .04
December 31, 1994...       9,469        (4,395)          (2,726)          (.16)
March 31, 1995......       9,865         1,030              644            .04
June 30, 1995.......      10,891         3,649            2,236            .13

1996
- ----
September 30, 1995..     $11,036       $ 3,127          $ 1,924          $ .11
December 31, 1995...      10,283         3,124            2,073            .12
March 31, 1996......      11,311         3,184            2,101            .12
June 30, 1996.......      12,498         3,767            2,487            .14

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

                                        At June 30, 1996
                                     ---------------------
                                                 Estimated
                                       Carrying    Fair
                                        Amount     Value
                                      ---------  -----------
                                            (in thousands)
Assets:
 Cash and cash equivalents            $ 22,210    $ 22,210
 Marketable securities                 140,268     140,537

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(12)      Fair Value of Financial Instruments: (continued)

          Cash and cash equivalents --

          The carrying amounts of these items are a reasonable estimate of their fair value.

          Marketable securities --

          Marketable securities, consisting of publicly-traded U.S. Treasury Notes and Money Market Preferred Stock investments, are valued based on quoted market prices or dealer quotes.

          The fair value estimates presented herein are based on information available to the Company as of June 30, 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(13) Supplemental Cash Flow information (in thousands):

                                          Years Ended June 30,
                                        -----------------------
                                          1996     1995    1994
                                        ------   ------  ------
Interest Paid.......................    $    6  $ 2,870  $5,688
Income Taxes Paid...................     3,212   27,435     604

                         SYNETIC, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 1996, 1995 and 1994



     Col. A                           Col. B           Col. C             Col. D       Col. E
- ------------------------------     ----------  ------------------------ -----------   ----------
                                                      Additions
                                               ------------------------
                                    Balance at   Charges to  Charges to               Balance at
                                    Beginning    Costs and     Other                    End of
     Description                    of Period    Expenses    Accounts   (Deductions)    Period
- ---------------------------------  ----------  ----------  ----------   -----------   ----------

Deducted in the Balance Sheet
 from the asset to which
 it applies:

Allowance for doubtful accounts
 and sales returns
June 30, 1996....................    $636,000     126,000      (7,000)    (84,000)(1)   $671,000
June 30, 1995....................    $393,000     307,000       7,000     (71,000)(1)   $636,000
June 30, 1994....................    $229,000     164,000      13,000     (13,000)(1)   $393,000




- ------------------------------------

(1) Write-off of uncollectible accounts and other reductions, net of recoveries.

                               INDEX TO EXHIBITS

Number                                   Title
- ------                                   -----

3.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-28654) (the "Registration Statement").

3.2    By-Laws of the Company, as amended.  Incorporated by reference to Exhibit
       3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").

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

Number                                   Title
- ------                                   -----

10.13 Purchase Agreement, dated as of May 24, 1994, between Medco Containment Services, Inc. and Porex Technologies Corp. Incorporated by reference to
        Exhibit 10.23 to the 1994 10-K.

10.14 Stock Purchase Agreement, dated as of August 9, 1994, between the Company and Pharmacy Corporation of America. Incorporated by reference to Exhibit 10.24 to the 1994 10-K.

10.15 Amended and Restated Investment Agreement, dated as of September 13, 1994, between Martin J. Wygod and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 1994.

10.16 Form of Stock Option Agreement, made as of December 7, 1994, between the Company and each of James V. Manning (for 150,000 shares), Paul C. Suthern (for 180,000 shares), Victor L. Marrero (for 125,000 shares), David J. Schlanger (for 125,000 shares), Pamela B. Spira (for 125,000 shares) and Anthony Vuolo (for 125,000 shares). Incorporated by reference to Annex A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 1995. *

21.1**  Subsidiaries of the Company.

23.1**  Consent of Arthur Andersen LLP.

23.2**  Consent of Emens, Kegler, Brown, Hill & Ritter Co., L.P.A.

24.1**  Powers of Attorney of the Company.

27**    Financial Data Schedule.

99.1 Excerpt from the Consulting Agreement between Merck & Co., Inc. and Martin J. Wygod relating to provisions incorporated in the Purchase and Sale Agreement. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994.



___________________________
*Management contract or compensation plan or arrangement.

**Filed herewith.