Form 10-Q
period 1996-09-30
SYNETIC INC
filed 1996-11-13
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -       THE SECURITIES EXCHANGE ACT OF 1934

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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding at November 8, 1996
---------------------                       -------------------------------
Common Stock                                16,864,351 shares par value
$.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                        Page
                                                                        ----

Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

         Consolidated Balance Sheets --
            September 30, 1996 and June 30, 1996                          3

         Consolidated Statements of Income --
            Three Months Ended September 30, 1996 and 1995                5

         Consolidated Statements of Cash Flows --
            Three Months Ended September 30, 1996 and 1995                6

         Notes to Consolidated Financial Statements                       7

         Item 2.  Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition                                    9


Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       10

                  ------------------------------------------


        This report contains certain forward-looking statements and information relating to Synetic, Inc. (the "Company") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to indentify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                              September 30,   June 30,
                                                   1996         1996
                                              --------------  ---------
                                               (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents.............       $ 25,437   $ 22,210
      Marketable securities.................        140,598    140,268
      Accounts receivable, net of
        allowances for doubtful accounts
        and sales returns of $700 and $671
        at September 30, 1996 and June 30,
        1996, respectively..................          7,030      7,299
      Inventories...........................          5,909      5,253
      Other current assets..................          5,386      4,821
                                                   --------   --------
        Total current assets................        184,360    179,851
                                                   --------   --------

PROPERTY, PLANT AND EQUIPMENT:
      Land and improvements.................            831        823
      Building and improvements.............          9,296      8,992
      Machinery and equipment...............         19,919     19,295
      Furniture and fixtures................          2,977      2,856
      Construction in progress..............          1,717      1,306
                                                   --------   --------
                                                     34,740     33,272
      Less:  Accumulated depreciation.......        (16,907)   (16,014)
                                                   --------   --------

        Property, plant and equipment, net..         17,833     17,258
                                                   --------   --------

OTHER ASSETS:
      Other.................................          2,030      2,483
                                                   --------   --------
        Total other assets                            2,030      2,483
                                                   --------   --------
                                                   $204,223   $199,592
                                                   ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,   June 30,
                                                   1996         1996
                                              --------------  ---------
                                                (unaudited)
CURRENT LIABILITIES:
 Accounts payable...........................       $  1,310   $  1,303
 Accrued liabilities........................          7,597      7,014
 Income taxes payable.......................          4,960      5,206
                                                   --------   --------
  Total current liabilities.................         13,867     13,523
                                                   --------   --------

DEFERRED TAXES AND OTHER LIABILITIES........          4,980      4,980

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued....................................              -          -
 Common stock $.01 par value; 50,000,000
  shares authorized; 16,829,793 and
  16,738,827 shares issued at
  September 30, 1996 and June 30, 1996,
  respectively..............................            221        220
 Paid-in capital............................        161,836    158,227
 Treasury stock, at cost; 5,268,463 shares
  at September 30, 1996.....................        (38,287)   (36,575)
 Retained earnings..........................         61,606     59,217
                                                   --------   --------
  Total stockholders' equity................        185,376    181,089
                                                   --------   --------
                                                   $204,223   $199,592
                                                   ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 1996 and 1995
                     (in thousands, except per share data)
                                  (unaudited)


                                                    September 30,
                                                  1996         1995
                                             --------------  --------

Net Sales..................................        $11,185   $11,036

 Cost of sales.............................          6,126     6,340
 Selling, general and administrative.......          3,751     3,612
 Interest and other income.................         (2,219)   (2,043)
                                                   -------   -------
                                                     7,658     7,909
                                                   -------   -------

Income before provision for income taxes.            3,527     3,127

Provision for income taxes.................          1,138     1,203
                                                   -------   -------

Net income.................................        $ 2,389   $ 1,924
                                                   =======   =======

Net income per share.......................           $.13      $.11
                                                   =======   =======

Weighted average shares outstanding........         18,257    17,830
                                                   =======   =======



The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1996 and 1995
                                 (in thousands)
                                  (unaudited)

                                                     1996        1995
                                                  ----------  ----------

Cash flows from operating activities:
 Net income.....................................  $   2,389   $   1,924
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization..............        921         640

 Changes in operating assets and liabilities:
     Accounts receivable, net...................        269         291
     Inventories................................       (656)        147
     Other assets...............................       (140)        424
     Accounts payable...........................          7         407
     Accrued liabilities........................        583      (1,137)
     Income taxes payable.......................      2,228         (43)
                                                  ---------   ---------
       Net cash provided by (used for)
         operating activities...................      5,601       2,653
                                                  ---------   ---------

Cash flows from investing activities:
 Sales of marketable securities.................    162,021     205,021
 Purchase of marketable securities..............   (162,351)   (204,000)
 Capital expenditures                                (1,468)       (699)
                                                  ---------   ---------
       Net cash provided by (used for)
         investing activities...................     (1,798)        322
                                                  ---------   ---------

Cash flows from financing activities:
 Payments for treasury stock....................     (1,712)          -
 Proceeds from exercise of stock options and
   401(k) purchases.............................      1,136         694
 Payments of long-term debt.....................          -        (216)
                                                  ---------   ---------
       Net cash provided by (used for)
         financing activities...................       (576)        478
                                                  ---------   ---------

Net increase (decrease) in cash and cash
  equivalents...................................      3,227       3,453
Cash and cash equivalents, beginning of period..     22,210       7,499
                                                  ---------   ---------
Cash and cash equivalents, end of period........  $  25,437   $  10,952
                                                  =========   =========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of September 30, 1996 (unaudited) and June 30, 1996 (audited), and the results of their operations and their cash flows for the three months ended September 30, 1996 and 1995 (unaudited).

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

     The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "Annual Report"), which notes are incorporated herein by reference.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                        September 30,       June 30,
                                            1996              1996
                                   -----------------------  --------
                                         (unaudited)
     Raw materials and supplies..           $2,695            $2,468
     Work-in-process.............              524               548
     Finished goods..............            2,690             2,237
                                            ------            ------
                                            $5,909            $5,253
                                            ======            ======

(3)  Marketable securities:

     At September 30, 1996, marketable securities consisted primarily of U.S. Treasury Notes, Agency Notes and Money Market Preferred Stock.

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

(5)  Supplemental cash flow information (in thousands):

     For the quarters ended September 30, 1996 and 1995, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $2,473,000 and $198,000, respectively.

                                           September 30,
Cash paid during the periods for:        1996        1995
                                         ----        ----

     Interest......................     $   -       $    6
     Income taxes..................       940        1,225

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Consolidated Results of Operations:
----------------------------------

     Net sales for the three months ended September 30, 1996 increased by $149,000, or 1.4% over the comparable prior year period primarily due to sales increases in medical OEM porous parts in the healthcare sector partially offset by declines in the consumer and industrial sectors.

     Cost of sales for the three months ended September 30, 1996 decreased by $214,000, or 3.4% over the comparable prior year period due to increased sales of higher margin products and the reduction of certain fixed manufacturing costs. As a percent of net sales, cost of sales for the three months ended September 30, 1996 decreased to 54.8% from 57.4% in the comparable prior year period due to the decrease in costs noted above.

     Selling, general and administrative expenses for the quarter ended September 30, 1996 increased by $139,000 or 3.9% over the comparable prior year period due primarily to an increase in expenses associated with the increase in sales volume noted above and an increase in corporate overhead expenses. As a percent of net sales, selling, general and administrative expenses for the three months ended September 30, 1996 did not vary materially from the comparable prior year.

     Interest and other income for the three months ended September 30, 1996 increased by $176,000 or 8.6% over the comparable prior year period due to the increase in funds invested resulting from increased cash flows from operations.

     The effective tax rate for the three months ended September 30, 1996 decreased to 32.3% from 38.5% in the comparable prior year period as a result of an increase in income in the current year eligible for dividends received reduction.

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities increased by $3,557,000 to $166,035,000 during the three months ended September 30, 1996 principally due to the income earned from operations.

     The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several other sources, including, without limitation, (a) its cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. For a further description of the Company's Acquisition Program, see "Item 1. Business
- Acquisition Program" in the 1996 10-K.

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.                  Description
          -----------                  -----------
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

                                        SYNETIC, INC.


                                        /s/ VICTOR L. MARRERO
                                        --------------------------------
                                        Victor L. Marrero
                                        Vice President - Finance
                                        and Chief Financial Officer

Dated:  November 13, 1996

                                 EXHIBIT INDEX


             Number                      Description
             ------                      -----------

               27                        Financial Data Schedule