Form 10-Q
period 1996-12-31
SYNETIC INC
filed 1997-02-04
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
MARK ONE
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                    Outstanding at January 31, 1997
---------------------                           -------------------------------
Common Stock                                    17,526,247 shares par value
$.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                         Page
                                                                         ----

Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

         Consolidated Balance Sheets --
          December 31, 1996 and June 30, 1996                               3

         Consolidated Statements of Income --
          Six Months Ended December 31, 1996 and 1995                       5

         Consolidated Statements of Cash Flows --
          Six Months Ended December 31, 1996 and 1995                       6

         Notes to Consolidated Financial Statements                         7

         Item 2.  Management's Discussion and
                  Analysis of Results of Operations and
                  Financial Condition                                      10


Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                         12

         Item 6.  Exhibits and Reports on Form 8-K                         13

                   ----------------------------------------



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

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                     ASSETS

                                        December 31,   June 30,
                                            1996         1996
                                        ------------   --------
                                         (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents............      $ 20,538   $ 22,210
 Marketable securities................       151,013    140,268
 Accounts receivable, net of
  allowances for doubtful accounts
  and sales returns of $643 and $671
  at December 31, 1996 and June 30,
  1996, respectively..................         6,889      7,299
 Inventories..........................         5,871      5,253
 Other current assets.................         3,817      4,821
                                            --------   --------
  Total current assets................       188,128    179,851
                                            --------   --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements................           823        823
 Building and improvements............         9,292      8,992
 Machinery and equipment..............        20,965     19,295
 Furniture and fixtures...............         2,966      2,856
 Construction in progress.............         2,029      1,306
                                            --------   --------
                                              36,075     33,272
 Less:  Accumulated depreciation......       (17,255)   (16,014)
                                            --------   --------

  Property, plant and equipment, net..        18,820     17,258
                                            --------   --------

OTHER ASSETS:
 Other................................         3,765      2,483
                                            --------   --------
  Total other assets                           3,765      2,483
                                            --------   --------
                                            $210,713   $199,592
                                            ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              December 31,   June 30,
                                                  1996         1996
                                              ------------   --------
                                               (unaudited)
CURRENT LIABILITIES:
 Accounts payable...........................      $  1,538   $  1,303
 Accrued liabilities........................        12,932      7,014
 Income taxes payable.......................         4,014      5,206
                                                  --------   --------
  Total current liabilities.................        18,484     13,523
                                                  --------   --------

DEFERRED TAXES AND OTHER LIABILITIES........         8,728      4,980

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued....................................             -          -
 Common stock $.01 par value; 50,000,000
  shares authorized; 17,323,958 and
  16,738,827 shares issued at
  December 31, 1996 and June 30, 1996,
  respectively..............................           226        220
 Paid-in capital............................       185,890    158,227
 Treasury stock, at cost; 5,268,463 shares
  at December 31, 1996......................       (38,287)   (36,575)
 Retained earnings..........................        35,672     59,217
                                                  --------   --------
  Total stockholders' equity................       183,501    181,089
                                                  --------   --------
                                                  $210,713   $199,592
                                                  ========   ========



The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            Quarters and Six Months Ended December 31, 1996 and 1995
                     (in thousands, except per share data)
                                  (unaudited)


                                                      Quarters Ended      Six Months Ended
                                                       December 31,          December 31,
                                                      1996      1995       1996       1995
                                                    --------  --------   --------   --------

Net Sales.................................          $ 11,899   $10,283   $ 23,084   $21,319

  Cost of sales...........................             6,348     5,820     12,474    12,160
  Selling, general and administrative.....             3,839     3,337      7,590     6,949
  Interest and other income...............            (2,343)   (1,998)    (4,562)   (4,041)
  Other expense...........................            28,600         -     28,600         -
                                                    --------   -------   --------   -------
Income before provision for income taxes..           (24,545)    3,124    (21,018)    6,251

Provision for income taxes................             1,389     1,051      2,527     2,254
                                                    --------   -------   --------   -------

Net income (loss).........................          $(25,934)  $ 2,073   $(23,545)  $ 3,997
                                                    ========   =======   ========   =======

Net income (loss) per share...............            $(1.39)     $.12     $(1.28)     $.22
                                                    ========   =======   ========   =======

Weighted average shares outstanding.......            18,653    17,885     18,455    17,858
                                                    ========   =======   ========   =======



The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended December 31, 1996 and 1995
                                 (in thousands)
                                  (unaudited)

                                                        1996        1995
                                                     ----------  ----------

Cash flows from operating activities:
     Net income (loss).............................  $ (23,545)  $   3,997
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Write-off of purchased research and
           development costs.......................     28,600           -
         Depreciation and amortization.............      1,163       1,294

     Changes in operating assets and liabilities:
         Accounts receivable, net..................        410         341
         Inventories...............................       (618)        522
         Other assets..............................      1,277         182
         Accounts payable..........................        235         108
         Accrued liabilities.......................         96      (4,110)
         Income taxes payable......................      3,351        (378)
                                                     ---------   ---------
           Net cash provided by (used for)
              operating activities.................  $  10,969       1,956
                                                     ---------   ---------

Cash flows from investing activities:
     Sales of marketable securities................    218,457     338,443
     Purchase of marketable securities.............   (229,202)   (334,800)
     Capital expenditures..........................     (2,668)     (1,234)
     Acquisition of businesses, net of cash
       acquired....................................        596           -
                                                     ---------   ---------
           Net cash provided by (used for)
              investing activities.................    (12,817)      2,409
                                                     ---------   ---------

Cash flows from financing activities:
     Payments for treasury stock...................     (1,712)          -
     Proceeds from exercise of stock options and
       401(k) purchases............................      1,888         808
     Payments of long-term debt....................          -        (216)
                                                     ---------   ---------
           Net cash provided by (used for)
              financing activities.................        176         592
                                                     ---------   ---------

Net increase (decrease) in cash and cash
     equivalents...................................     (1,672)      4,957
Cash and cash equivalents, beginning of period.....     22,210       7,499
                                                     ---------   ---------
Cash and cash equivalents, end of period...........  $  20,538   $  12,456
                                                     =========   =========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of December 31, 1996 (unaudited) and June 30, 1996 (audited), and the results of their operations and their cash flows for the six months ended December 31, 1996 and 1995 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Porex Technologies Corp. ("Porex") and Avicenna Systems Corp., after elimination of all material intercompany accounts and transactions.

     The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "1996 10-K"), which notes are incorporated herein by reference.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                          December 31,  June 30,
                                              1996        1996
                                          ------------  --------
  (unaudited)
 Raw materials and supplies..                  $2,621    $2,468
 Work-in-process.............                     517       548
 Finished goods..............                   2,733     2,237
                                               ------    ------
                                               $5,871    $5,253
                                               ======    ======

(3)  Marketable securities:

     At December 31, 1996, marketable securities consisted primarily of U.S. Treasury Notes, U.S. Agency Notes and Money Market Preferred Stock.

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

(5)  Supplemental cash flow information (in thousands):

     For the six months ended December 31, 1996 and 1995, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $4,542,000 and $248,000, respectively.

                                      December 31,
Cash paid during the periods for:     1996    1995
                                     ------  ------

     Interest......................  $  -    $    6
     Income taxes..................   1,239   2,414

(6)  Acquisitions:

     Avicenna --

     On December 24, 1996, the Company acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna Systems Corp. ("Avicenna"), a privately-held, development stage company located in Cambridge, Massachusetts, for shares of the Company's stock with a market value of $30.5 million. As additional consideration, the Company agreed to issue to certain sellers, nontransferable warrants covering 250,000 shares of Synetic, Inc., exercisable after December 23, 1998 at a price of $54.50 per share. Avicenna's business plan has been to market and build Intranets for managed care organizations, hospitals and physician groups. The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired and liabilities assumed based on their appraised fair values. Avicenna's results of operations have been included in the Company's financial statements as of December 24, 1996.

     A summary of the purchase price allocation is as follows (in thousands):

          Cash                                  $    42
          Short-term investments                    240
          Other assets                              216
          Property, plant and equipment             759
          Purchased research and development     28,600
          Intangible assets                       1,502
          Goodwill                                  116
                                                -------
                                                $31,475
                                                =======

     The amount allocated to purchased research and development of $28.6 million was determined based on an appraisal using known valuation techniques and was immediately expensed, with no correspending tax benefit, in the period of acquisition because such research and development was in process and had no alternative commercial use. Remaining amounts have been allocated to intangible assets and goodwill.

     The following summary, prepared on a pro forma basis, combines the results of operations of the Company and Avicenna assuming the acquisition was consummated the beginning of the period presented (in thousands, except per share amount):


                                                 Six months ended
                                                 December 31, 1996
                                                 -----------------
                                                    (unaudited)


              Sales                                 $ 23,084
              Net loss                               (25,466)
              Net loss per share                      $(1.35)


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results. The pro forma impact of the acquisition for the six months ended December 31, 1995 was not material.

     CareAgents, Inc.--

     On January 23, 1996, the Company acquired CareAgents, Inc. ("CareAgents") to add management resources with expertise in large-scale commercial clinical applications, medicine and information technology. Care Agents was an early development stage company focussed on developing Internet-based clinical commerce applications. The Company acquired CareAgents for shares of the Company's common stock with a market value of $5.0 million. Such acquisition will be recorded in the quarter ended March 31, 1997. The Company expects to record a non-recurring charge to expense in the quarter ended March 31, 1997 relating to purchased research and development costs in conjunction with its acquisitions of CareAgents in January 1997. While the exact amount of the charge is not yet determinable, the Company does not expect this charge to exceed $3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Consolidated Results of Operations:
----------------------------------

     Net sales for the quarter and six months ended December 31, 1996 increased by $1,616,000, or 15.7% and $1,765,000, or 8.3%, respectively, over the comparable prior year periods as a result of sales improvements across several product lines. The increase in sales was due principally to an increase in sales of medical OEM porous and surgical products in the Healthcare sector and writing instrument components in the Consumer sector.

     Cost of sales for the quarter and six months ended December 31, 1996 increased by $528,000, or 9.1%, and $314,000, or 2.6%, respectively, over the comparable prior year periods due to the increase in sales volume noted above. As a percent of net sales, cost of sales for the quarter and six months ended December 31, 1996 decreased to 53.3% and 54.0% from 56.6% and 57.0%, respectively, in the comparable prior year periods due principally to an improvement in labor utilization and the leverage of fixed manufacturing costs.

     Selling, general and administrative expenses for the quarter and six months ended December 31, 1996 increased by $502,000 or 15% and $641,000 or 9.2%, respectively, over the comparable prior year periods due primarily to an increase in expenses associated with the increase in sales volume noted above and an increase in corporate overhead expenses. As a percent of net sales, selling, general and administrative expenses for the quarter and six months ended December 31, 1996 did not vary materially from the comparable prior year periods.

     Interest and other income for the quarter and six months ended December 31, 1996 increased by $345,000 or 17.3% and $521,000 or 12.9%, respectively, over the comparable prior year periods principally as a result of an increase in funds available for investment generated by cash flow from operations.

     During the quarter ended December 31, 1996, the Company recorded a charge to income of $28,600,000 for purchased research and development ("R&D") costs relating to the acquisition of Avicenna.

     Excluding the R&D charge discussed above, for which no tax benefit is recognized, the effective tax rate for the quarter ended December 31, 1996 remained relatively constant at 34% as compared to the prior year period. For the six months ended December 31, 1996, the effective tax rate decreased to 34% from 36% primarily due to an increase in income in the current year eligible for dividends received deductions.

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities increased by $9,073,000 to $171,551,000 during the six months ended December 31, 1996 principally due to the income earned from operations. Of the $171,551,000 in cash and marketable securities, $157,238,000 is attributable to Synetic and not its subsidiaries and $14,313,000 is attributable to Porex.

     The Company believes that its cash flow from operations, cash and marketable securities and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business.

     As a result of the acquisition of Avicenna and CareAgents, the Company expects to incur significant research and development expenses and incur additional operating losses in connection with this new area of business until the products and services are successfully developed or marketed. There can be no assurances that the products or services will be successfully developed or marketed. The rate of aggregate expenditures at Avicenna and CareAgents immediately prior to their acquisition was approximately $1,600,000 per quarter. Research and development expenses may be materially greater in the future than current amounts until the Company successfully develops its products and services. The Company, however, anticipates that such research and development expenses will not exceed $2,500,000 per fiscal quarter for the third and fourth quarters of the fiscal year ending June 30, 1997 and will not result in net losses for the current fiscal year (excluding the non-recurring charges for purchased research and development costs relating to the acquisition of Avicenna and CareAgents) or for either of the fiscal quarters ending March 31, 1997 or June 30, 1997.

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

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were voted upon at an Annual Meeting of Stockholders held on November 20, 1996 and received the votes set forth below:

     1) Each of the following persons nominated was elected to serve as a director for a three-year term and received the number of votes set opposite his name:

                                    FOR      WITHHELD
                                 ----------  --------
          Thomas R. Ferguson     15,282,767   188,189
          Mervyn L. Goldstein    15,273,575   197,381
          Paul C. Suthern        15,282,967   187,989
          Martin J. Wygod        15,282,967   187,989

     2) The approval and adoption of an amendment to the Company's 1989 Class A Stock Option Plan to increase the number of shares of the Company's Common Stock authorized to be issued thereunder:

               FOR       AGAINST         ABSTAIN      NON-VOTE
               ---       -------         -------      --------
           14,419,351    873,432           9,470      168,703

     3) The approval and adoption of an amendment to the Company's 1989 Class B Stock Option Plan to increase the number of shares of the Company's Common Stock authorized to be issued thereunder:

               FOR       AGAINST         ABSTAIN      NON-VOTE
               ---       -------         -------      --------
           14,384,818    897,265          20,170      168,703

     4) The approval and adoption of an amendment to the Company's 1991 Director Stock Option Plan to increase the number of shares of the Company's Common Stock authorized to be issued thereunder:

               FOR       AGAINST         ABSTAIN      NON-VOTE
               ---       -------         -------      --------
           14,462,929    818,454          20,870      168,703

     5) Ratification of the appointment of Arthur Andersen LLP as the independent public auditors of the Company for the fiscal year ending June 30, 1997:

               FOR       AGAINST         ABSTAIN      NON-VOTE
               ---       -------         -------      --------
           15,450,061     11,605           9,290         -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.                  Description
          -----------                  -----------
             27                        Financial Data Schedule

     (b) On December 31, 1996, the Company filed a report on Form 8-K disclosing its purchase of Avicenna Systems Corp. which occurred on December 24, 1996.

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

                              SYNETIC, INC.


                              /s/ Victor L. Marrero
                              --------------------------------
                              Victor L. Marrero
                              Vice President - Finance
                              and Chief Financial Officer

Dated: February 4, 1996

                                 EXHIBIT INDEX


               Number               Description
               ------               -----------

                27                  Financial Data Schedule