Form 10-Q
period 1997-03-31
SYNETIC INC
filed 1997-05-14
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

MARK ONE
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                    Outstanding at May 9, 1997
---------------------        --------------------------
Common Stock                      17,547,721 shares
par value $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                Page
                                                                ----

Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

         Consolidated Balance Sheets --
          March 31, 1997 and June 30, 1996                      3

         Consolidated Statements of Income --
          Nine Months Ended March 31, 1997 and 1996             5

         Consolidated Statements of Cash Flows --
          Nine Months Ended March 31, 1997 and 1996             6

         Notes to Consolidated Financial Statements             7

         Item 2.  Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition                          10


Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K             12

                    ----------------------------------------

     This report contains certain forward-looking statements and information relating to Synetic, Inc. (the "Company" or "Synetic") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                        March 31,   June 30,
                                           1997       1996
                                        ----------  ---------
                                        (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents............   $ 82,732   $ 22,210
 Marketable securities................     36,097    140,268
 Accounts receivable, net of
  allowances for doubtful accounts
  and sales returns of $496 and $671
  at March 31, 1997 and June 30,
  1996, respectively..................      8,549      7,299
 Inventories..........................      6,149      5,253
 Other current assets.................      6,332      4,821
                                         --------   --------
  Total current assets................    139,859    179,851
                                         --------   --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements................        807        823
 Building and improvements............      9,552      8,992
 Machinery and equipment..............     22,852     19,295
 Furniture and fixtures...............      3,150      2,856
 Construction in progress.............        892      1,306
                                         --------   --------
                                           37,253     33,272
 Less:  Accumulated depreciation......    (17,789)   (16,014)
                                         --------   --------

  Property, plant and equipment, net..     19,464     17,258
                                         --------   --------

OTHER ASSETS:
 Marketable securities................    202,027          -
 Other................................     19,222      2,483
                                         --------   --------
  Total other assets                      221,249      2,483
                                         --------   --------
                                         $380,572   $199,592
                                         ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,   June 30,
                                                 1997       1996
                                              ----------  ---------
                                              (unaudited)
CURRENT LIABILITIES:
 Accounts payable...........................   $  1,919   $  1,303
 Accrued liabilities........................     15,312      7,014
 Income taxes payable.......................      2,421      5,206
                                               --------   --------
  Total current liabilities.................     19,652     13,523
                                               --------   --------

LONG-TERM DEBT, LESS CURRENT PORTION            165,000          -

DEFERRED TAXES AND OTHER LIABILITIES........      8,728      4,980

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued....................................          -          -
 Common stock $.01 par value; 50,000,000
  shares authorized; 17,545,419 and
  16,738,827 shares issued at
  March 31, 1997 and June 30, 1996,
  respectively..............................        229        220
 Paid-in capital............................    191,998    158,227
 Treasury stock, at cost; 5,268,463 shares
  at March 31, 1997.........................    (38,287)   (36,575)
 Retained earnings..........................     33,252     59,217
                                               --------   --------
  Total stockholders' equity................    187,192    181,089
                                               --------   --------
                                               $380,572   $199,592
                                               ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             Quarters and Nine Months Ended March 31, 1997 and 1996
                     (in thousands, except per share data)
                                  (unaudited)





                                                         Quarters Ended     Nine Months Ended
                                                            March 31,           March 31,
                                                        1997       1996       1997     1996
                                                      ---------  ---------  -------   --------

Net Sales.................................            $14,243    $11,311   $ 37,327    $32,630

 Cost of sales............................              7,852      6,301     20,326     18,461
 Selling, general and administrative......              6,653      3,896     14,211     10,845
 Interest and other income................             (3,260)    (2,071)    (7,795)    (6,119)
 Interest expense.........................                929          1        934          8
 Other expense............................              3,585          -     32,185          -
                                                      -------    -------   --------    -------
                                                       15,759      8,127     59,861     23,195
                                                      -------    -------   --------    -------
Income before provision for income taxes..             (1,516)     3,184    (22,534)     9,435

Provision for income taxes................                904      1,083      3,431      3,337
                                                      -------    -------   --------    -------

Net income (loss).........................            $(2,420)   $ 2,101   $(25,965)   $ 6,098
                                                      =======    =======   ========    =======

Net income (loss) per share...............              $(.12)      $.12     $(1.38)      $.34
                                                      =======    =======   ========    =======

Weighted average shares outstanding.......             19,452     18,125     18,787     17,947
                                                      =======    =======   ========    =======

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 1997 and 1996
                                 (in thousands)
                                  (unaudited)

                                                              1997        1996
                                                           ----------  ----------
Cash flows from operating activities:
      Net income (loss)..................................  $ (25,965)  $   6,098
      Adjustments to reconcile net (loss) income to
        net cash provided by operating activities:
          Write-off of purchased research and
            development costs............................     32,185           -
          Depreciation and amortization..................      1,962       2,008

      Changes in operating assets and liabilities:
          Accounts receivable, net.......................       (334)       (394)
          Inventories....................................       (497)        480
          Other assets...................................     (1,845)        154
          Accounts payable...............................        352         250
          Accrued liabilities............................        753      (4,232)
          Income taxes payable...........................      4,013         917
                                                           ---------   ---------
              Net cash provided by (used for)
              operating activities.......................     10,624       5,281
                                                           ---------   ---------

Cash flows from investing activities:
      Sales of marketable securities.....................    345,171     526,763
      Purchase of marketable securities..................   (443,027)   (522,099)
      Capital expenditures...............................     (3,174)     (1,910)
      Net cash paid for acquired businesses..............    (10,744)          -
                                                           ---------   ---------
              Net cash provided by (used for)
              investing activities.......................   (111,774)      2,754
                                                           ---------   ---------

Cash flows from financing activities:
      Payments for treasury stock........................     (1,712)          -
      Proceeds from exercises of stock options and
        401(k) purchases.................................      2,494       1,191
      Proceeds from issuance of convertible debentures,
        net of underwriting discount.....................    160,890           -
      Payments of long-term debt.........................          -        (216)
                                                           ---------   ---------
              Net cash provided by (used for)
              financing activities.......................    161,672         975
                                                           ---------   ---------
Net increase (decrease) in cash and cash
      equivalents........................................     60,522       9,010
Cash and cash equivalents, beginning of period...........     22,210       7,499
                                                           ---------   ---------
Cash and cash equivalents, end of period.................  $  82,732   $  16,509
                                                           =========   =========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of March 31, 1997 (unaudited) and June 30, 1996 (audited), the results of their operations for the three months ended March 31, 1997 and 1996 (unaudited) and the results of their operations and their cash flows for the nine months ended March 31, 1997 and 1996 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Porex Technologies Corp. and subsidiaries ("Porex"), Avicenna Systems Corp. ("Avicenna") and CareAgents, Inc.("CareAgents"), after elimination of all material intercompany accounts and transactions.

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

(2)  Inventories:

     Inventories consisted of the following (in thousands):


                                          March 31,         June 30,
                                            1997              1996
                                         -----------        --------
                                         (unaudited)

     Raw materials and supplies..          $2,360             $2,468
     Work-in-process.............             518                548
     Finished goods..............           3,271              2,237
                                           ------             ------
                                           $6,149             $5,253
                                           ======             ======

(3)  Marketable securities:


     At March 31, 1997, marketable securities consisted primarily of U.S. Treasury Notes and U.S. Agency Notes.

(4)  Issuance of Convertible Debentures:

     In February 1997, the Company issued to the public $165,000,000 aggregate principal amount of its 5% Convertible Subordinated Debentures due 2007 (the "Debentures"). The Debentures are convertible at any time prior to maturity, unless previously redeemed into shares of the Company's common stock, at a conversion price of $60.00 per share, subject to adjustment under certain circumstances.

(5)  Computation of net income per share:

     Net income per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method. The Debentures, if converted, would not have had a dilutive effect on net income per share during the periods presented.

(6)  Supplemental cash flow information (in thousands):

     For the nine months ended March 31, 1997 and 1996, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $5,216,000 and $422,000, respectively.


                                     March 31,
Cash paid during the periods for:      1997      1996
                                     ---------  ------

     Interest......................  $       -  $    6
     Income taxes..................      1,276   2,530


(7)  Acquisitions:

     Avicenna --

     On December 24, 1996, the Company acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna, a privately-held, developmental-stage company located in Cambridge, Massachusetts, for shares of the Company's stock with a market value of $30.5 million. As additional consideration, the Company agreed to issue to certain sellers, nontransferable warrants covering 250,000 shares of Synetic, Inc., exercisable after December 23, 1998 at a price of $54.50 per share. Avicenna's business plan has been to market and build Intranets for managed care organizations, hospitals and physician groups. The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired and liabilities assumed based on their appraised fair values. Avicenna's results of operations have been included in the Company's financial statements as of December 24, 1996.

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
                                                -------
                                                $31,475
                                                =======

     The amount allocated to purchased research and development of $28.6 million was determined based on an appraisal using known valuation techniques and was immediately expensed, with no corresponding tax benefit, in the period of acquisition because such research and development was in process and had no alternative commercial use. Remaining amounts have been allocated to intangible assets and goodwill.

     The following summary, prepared on a pro forma basis, combines the results of operations of the Company and Avicenna assuming the acquisition was consummated at the beginning of the period presented (in thousands, except per share amount):

                                    Nine months ended
                                       March 31, 1997
                                     -----------------
                                      (unaudited)

          Sales                        $ 37,327
          Net loss                      (27,886)
          Net loss per share              (1.47)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results. The pro forma impact of the Avicenna acquisition for the nine months ended March 31, 1996 was not material.

     CareAgents--

     On January 23, 1997, the Company acquired CareAgents for shares of the Company's common stock. CareAgents was an early development stage company focused on Internet-based clinical commerce applications. The acquisition was accounted for using the purchase method with the purchase price being allocated entirely to purchased research and development. CareAgents' results of operations have been included in the Company's financial statements as of January 23, 1997. The amount allocated to purchased research and development of $3.6 million was determined based on an appraisal using known valuation techniques and was immediately expensed, with no corresponding tax benefit, in the period of acquisition because such research and development was in process and had no alternative commercial use. The pro forma impact of the CareAgents acquisition on the results of operations for the nine months ended March 31, 1997 and 1996 was not material.

     Interflo Technologies, Inc.--

     On February 9, 1997 Porex acquired all of the assets and assumed certain liabilities of Interflo Technologies, Inc. ("Interflo"). The Interflo acquisition was accounted for using the purchase method. Interflo's results of operations have been included in the Company's financial statements as of February 10, 1997. The pro forma impact of the Interflo acquisition on the results of operations for the nine months ended March 31, 1997 and 1996 was not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Consolidated Results of Operations:
----------------------------------

     Net sales for the quarter and nine months ended March 31, 1997 increased by $2,932,000, or 25.9% and $4,697,000, or 14.4%, respectively, over the comparable prior year periods as a result of sales improvements across several product lines. The increase in sales was due principally to continued growth in sales of medical OEM porous and surgical products in the Healthcare sector and writing instrument components in the Consumer sector.

     Cost of sales for the quarter and nine months ended March 31, 1997 increased by $1,551,000, or 24.6%, and $1,865,000, or 10.1%, respectively, over the comparable prior year periods due to the increase in sales volume noted above. As a percent of net sales, cost of sales for the quarter and nine months ended March 31, 1997 decreased to 55.1% and 54.5% from 55.7% and 56.6%, respectively, in the comparable prior year periods due principally to purchasing improvements in the cost of materials and the leverage of fixed manufacturing costs.

     Selling, general and administrative expenses for the quarter and nine months ended March 31, 1997 increased by $2,757,000 or 70.8% and $3,366,000 or 31.0%, respectively, over the comparable prior year periods due primarily the inclusion of the first full period of expenses of $2,522,000 associated with the Company's healthcare communications business which primarily related to research and development activities. Excluding these costs, as a percent of net sales, selling, general and administrative expenses for the quarter and nine months ended March 31, 1997 decreased to 29.0% and 31.3% from 34.4% and 33.2%, respectively, in the comparable prior year periods due principally to an increase in sales which was not proportionately offset by expenses, since a portion of these expenses are fixed and do not vary directly with sales.

     Interest and other income, net of interest expense, for the quarter and nine months ended March 31, 1997 increased by $261,000 or 12.6% and $750,000 or 12.2%, respectively, over the comparable prior year periods principally as a result of an increase in funds available for investment generated by the proceeds of the Company's Debenture offering partially offset by the interest expense associated with the Debentures.

     During the quarter ended March 31, 1997, the Company recorded a charge to income of $3,585,000 for purchased research and development costs relating to the acquisition of CareAgents.

     Excluding the research and development charge discussed above and the similar charge recorded for the purchase of Avicenna in the December quarter, for which no tax benefits were recognized, the effective tax rate for the quarter and nine months ended March 31, 1997 increased to 43.7% and 35.5% as compared 34.0% and 35.4%, respectively, in the prior year periods as the Company currently receives no state tax benefit for the expenses associated with the its healthcare communications business.

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities increased by $158,378,000 to $320,856,000 during the nine months ended March 31, 1997 principally due to the proceeds of the Company's Debenture offering.

     The Company believes that its cash flow from operations, cash and marketable securities and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business.

     As a result of the acquisitions of Avicenna and CareAgents, the Company expects to incur significant research and development expenses and incur additional operating losses in connection with this new area of business until the products and services are successfully developed or marketed. There can be no assurances that the products or services will be successfully developed or marketed.

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

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------

              10 Indenture dated as of February 15, 1997 between the Company and United States Trust Company of New York, as Trustee, which governs the terms of the Company's 5% Convertible Subordinated Debentures due 2007.

              27              Financial Data Schedule

     (b)  Reports on Form 8-K

          On January 23, 1997, the Company filed a report on Form 8-K disclosing its purchase of CareAgents which occurred on January 23, 1997.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNETIC, INC.



                              /s/ Anthony Vuolo
                              ---------------------------------
                              Anthony Vuolo
                              Vice President - Finance
                              and Chief Financial Officer

Dated: May 14, 1997

                                  EXHIBIT INDEX


             Number                Description
             ------                -----------

               10 Indenture dated as of February 15, 1997 between the Company and United States Trust Company of New York, as Trustee, which governs the terms of the Company's 5% Convertible Subordinated Debentures due 2007, incorporated by reference to the Company's Registration Statement on Form S-3
                                   (No. 33-21041).

               27                  Financial Data Schedule