Form 10-K
period 1997-06-30
SYNETIC INC
filed 1997-09-24
CIK 850436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                              -------------------

                          COMMON STOCK, $.01 PAR VALUE

                5% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2007

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock (based on the last sale price of registrant's voting stock on the NASDAQ National Market System on September 15, 1997 and, for the purpose of this computation only, the assumption that all of the registrant's directors and executive officers are affiliates) held by non-affiliates of the registrant was approximately $484,876,600.

     The number of shares of registrant's Common Stock, $.01 par value, outstanding at September 15, 1997 was 17,650,965.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 1997 Annual Meeting of Stockholders is incorporated by reference into Part III.

================================================================================

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


     Synetic is engaged in two principal business activities, plastics technologies and healthcare communications. Porex Technologies Corp. (together with its subsidiaries, "Porex"), a wholly owned subsidiary of the Company, designs, manufactures and distributes porous and solid plastic components and products used in health care, industrial and consumer applications. Porex's principal products, which incorporate porous plastics, are used to filter, wick, drain, vent or control the flow of fluids or gases. Through its wholly owned subsidiary, Avicenna Systems Corporation ("Avicenna"), the Company has directed its efforts in a new area of business relating to the use of Internet technology to expand the channels of communication in the healthcare industry. The creation of these new channels is intended to benefit providers and payors of healthcare services by improving the quality of patient care, securing appropriate utilization of healthcare services, reducing administrative costs and enforcing benefit plan guidelines.


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


     On December 14, 1994, the Company consummated certain transactions pursuant to which: (1) the Company sold the Institutional Pharmacies Business to Pharmacy Corporation of America, an indirect wholly owned subsidiary of Beverly Enterprises, Inc. (such sale is referred to herein as the "Divestiture"), for approximately $107,300,000; (2) the Company purchased 5,268,463 shares of its Common Stock from Merck for an aggregate purchase price of $37,764,019, pursuant to the Purchase and Sale Agreement, dated as of May 24, 1994, between the Company and Merck; and (3) SN Investors, L.P. ("SN Investors"), a limited partnership the general partner of which is SYNC, Inc. (the "General Partner"), whose sole stockholder is Martin J. Wygod, purchased 5,061,857 shares of Common Stock (the "Wygod Shares") from Merck for an aggregate purchase price of $36,283,079, pursuant to an assignment by the Company of the right to purchase such shares from Merck contained in an Investment Agreement between Mr. Wygod and the Company, dated as of September 13, 1994 (the "Investment Agreement"). The purchases of shares of Common Stock from Merck by the Company and SN Investors are hereinafter referred to as the "Purchase." As a result of the consummation of the Purchase, Mr. Wygod and SN Investors own an aggregate of approximately 29.3% of the outstanding Common Stock as of September 15, 1997 and Merck no longer owns an equity interest in the Company. The shares of Common Stock purchased by the Company are being held as treasury shares and are no longer outstanding or entitled to vote.


     The Company maintains an acquisition program and intends to concentrate its acquisition efforts in businesses which are complementary to the Company's healthcare communications strategy. This emphasis, however, is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other healthcare-related businesses or in other industries. The Company's acquisition program could result in a substantial change in the businesses, operations and financial condition of the Company. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend primarily on its ability to consummate one or more such acquisitions and to operate such businesses successfully. See "--Acquisition Program".


FORWARD-LOOKING INFORMATION


     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks may include product demand and market acceptance risks, the feasibility of developing commercially profitable Internet healthcare services, the effect of economic conditions, user acceptance, the impact of competitive products, services and pricing and product development, commercialization and technological difficulties and other risks described in "Plastic Technologies Business--Regulation", "--Competition", "--Potential Liability Risk and Availability of Insurance", "Healthcare Communications Business--Certain Considerations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


                         PLASTICS TECHNOLOGIES BUSINESS


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


MARKETING AND DISTRIBUTION


     As of June 30, 1997, Porex had over 300 customers for its porous and solid plastic products. Porex distributes its proprietary blood serum filters, pipette tips and related products through independent distributors. Porex's surgical products are sold primarily through independent dealers and agents. In the United States, sales of OEM health care products, industrial products and consumer products are made directly by Porex's marketing staff.
Internationally, such products are sold by Porex's marketing staff in certain countries and through independent distributors and agents in other countries who work in conjunction with Porex's marketing staff. Export sales, which are made principally to Europe and Asia, consist primarily of Porex's OEM medical product, industrial product and consumer product lines. For the fiscal year ended June 30, 1997, Porex's foreign and export product sales were approximately $14,067,000, or 27% of sales, as compared to approximately $12,270,000, or 27% of sales, for the fiscal year ended June 30, 1996 and approximately $10,403,000 or 27% of sales, for the fiscal year ended June 30, 1995. See Note 6 to the Consolidated Financial Statements. No customer accounted for more than 10% of Porex's total net sales for the fiscal years ended June 30, 1996 and 1997.


     Porex has a marketing staff of 16 professional employees, nine of whom work with manufacturers on matters which include development of component products to help solve such manufacturers' problems.


SEASONALITY AND BACKLOG


     Sales of certain of Porex's product lines are somewhat seasonal but the overall businesses are not seasonal to any significant extent. At June 30, 1997, Porex's backlog was approximately $9,715,000, as compared to approximately $8,162,000 at June 30, 1996. The backlog consists primarily of blanket orders with release dates of up to 12 months, the full amounts of which are expected to be filled over a 12-month period.


PRODUCT AND PROCESS DEVELOPMENT


     Porex maintains a continuing development program devoted primarily to porous materials and their applications and proprietary products for the life sciences and clinical laboratories. Development activities include designing new and improved products, either proprietary or for customers' specific requirements, and new manufacturing processes.


     Porex's development expenditures were approximately $1,791,000, $2,014,000 and $1,490,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Recently, new product development activities have focused on porous components for use in health care and other applications and proprietary products for the life sciences market.


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


     Vials that are used to contain and transport pharmaceuticals are not directly regulated by the Food and Drug Administration. The US Pharmacopeia specifies tests and properties that are necessary to maintain the potency and pharmacological properties of the medicine the vial is to be used for. The U.S. Consumer Product Safety Commission specifies in 16 CFR Part 1700 the tests that a vial must pass to be considered child resistant and senior adult user friendly. Porex's vials have been designed to meet such standards.


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


POTENTIAL LIABILITY RISK AND AVAILABILITY OF INSURANCE


     The products sold by Porex expose it to potential risk for product liability claims, particularly with respect to Porex's Life Sciences, Clinical and Surgical products. The Company believes that Porex carries adequate insurance coverage against product liability claims and other risks. There can be no assurance, however, that claims in excess of Porex's insurance coverage will not arise. In addition, Porex's insurance policies must be renewed annually. In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of silicone mammary implants. However, Porex has exercised its right to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and seeks indemnification for products manufactured by others and distributed by it, there can be no assurance that in the future it will be able to obtain such insurance at an acceptable cost or be adequately protected by such indemnification. See "--Health Care Products" and "Item 3. Legal Proceedings-- Mammary Implant Litigation".


                       HEALTHCARE COMMUNICATIONS BUSINESS


BUSINESS STRATEGY


     The Company's objective is to use Internet technology to create an influential interactive health services channel linking physicians with the payors, suppliers and consumers of healthcare in order to control healthcare costs and improve patient outcomes. The Company expects to provide a content-neutral, application rich utility thereby creating a channel which serves as a conduit for the private content that any healthcare organization wishes to communicate to physicians and other healthcare providers. There can be no assurances given as to a specific time frame for the Company's first commercial introduction of its products and services. The Company anticipates that it will incur significant expenses in connection with the development of these products and services. The provision of products and services using Internet technology in the healthcare communications industry is a developing business.


     Key elements of the Company's strategy are to:


     . Develop and deploy a low-cost service that provides physicians access to a suite of communication, information and transaction functions. This secure, online network will offer physicians one solution to their needs for (i) messaging services such as electronic mail, discussion groups and forums; (ii) information or content relevant to their practices such as reference materials, medical databases and payor-specific policies and procedures; and (iii) transaction applications covering high volume, routine administrative, financial and clinical transactions. This service is intended to enable physicians to seek information and conduct transactions in a uniform manner for all patients, the results of which should be to help physicians practice medicine more efficiently in today's managed care environment.


     . Differentiate this suite of client server applications by its ability to allow physicians and their staffs to conduct not only administrative and financial but also clinical transactions. These transactions would include but not be limited to prescription writing, drug utilization and formulary review, eligibility verification, referrals, treatment authorizations, claims and encounter submissions, as well as laboratory test submission and reporting, and pharmacy routing. The ability to integrate payor-specific content such as benefit rules and care guidelines with patient-specific information at the time of treatment will significantly enhance the delivery of high quality, cost-effective care.


     . Contract with managed care organizations, integrated health delivery systems, pharmacy benefit managers and clinical laboratories so that they might provide physicians with access to their proprietary benefit plan information and treatment guidelines as well as their administrative and managed care processes. The Company's management believes that this new channel of communications will allow each of the parties to (i) leverage their existing healthcare information systems infrastructure, (ii) integrate their proprietary rules and guidelines with transactions, and (iii) realize administrative and medical resource savings while improving provider relationships and streamlining managed care processes. The Company anticipates it will be compensated by such parties as a result of the value created.


     The Company is not aware of any business which currently provides the scope and breadth of the services described above. However, various companies including, but not limited to, certain physician office management information systems companies, EDI/data networking companies, online medical information service companies, and systems integration companies, some of which may have greater resources than the Company, have announced that they are developing a combination of one or more of these products and services. There can be no assurance that such companies will not develop and successfully market the healthcare communications products and services described herein in a manner which would have a material adverse effect on the Company.


ACQUISITIONS


     The Company has completed two acquisitions which form the foundation of its healthcare communications business. On December 24, 1996, the Company acquired all of the outstanding equity and indebtedness (including stock options) of Avicenna, a privately held development stage company located in Cambridge, Massachusetts, for shares of Synetic Common Stock with a market value of $30.5 million at the time of the acquisition. As additional consideration, the Company issued to certain of the sellers nontransferable warrants covering 250,000 shares of Synetic Common Stock, exercisable after December 23, 1998 at a price of $54.50 per share. On January 23, 1997, the Company acquired privately held CareAgents, Inc. ("CareAgents") for shares of Synetic Common Stock with a market value of $5 million at the time of the acquisition. As of June 30, 1997, Avicenna and CareAgents have, collectively, 68 employees.


     During the fiscal year ended June 30, 1997, the Company recorded a non-recurring charge of $37.4 million primarily relating to purchased research and development costs in conjunction with its acquisitions of Avicenna and CareAgents. Under generally accepted accounting principles, the amount of purchase price allocable to purchased research and development costs is required to be expensed immediately after the acquisition.


     As a result of the acquisitions of Avicenna and CareAgents, the Company expects to incur significant ongoing research and development expenditures in connection with this new area of business. For the six months ended June 30, 1997, such expenditures were approximately $5.0 million. There can be no assurances that the products or services developed by the Company will be successfully marketed.


     The Company is pursuing the development of its healthcare communications business through the use of its internal resources as well as pursuing the acquisition of complementary businesses. The Company anticipates that it may enter into acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of this business. There can be no assurance that the Company will succeed in consummating such transactions or that such transactions will ultimately provide the Company with the ability to offer the products and services described.


HEALTHCARE COMMUNICATIONS BUSINESS--CERTAIN CONSIDERATIONS


     NEW BUSINESS AREA--HEALTHCARE COMMUNICATIONS


     INITIAL DEVELOPMENT PHASE. The Company is in the initial development phase of offering products and services to provide inter-enterprise connectivity to payors and providers in the healthcare industry. The provision of products and services using Internet technology in the healthcare communications industry is a developing business. There can be no assurances given as to a specific time frame for the Company's first commercial introduction of its products and services. The Company anticipates that it will incur significant expenses in connection with the development of these products and services. There can be no assurance that these products and services will be successfully developed by the Company. Avicenna, the Company's first acquisition in this area, has operated at a loss since its inception two years ago. CareAgents, the Company's second acquisition in this area, founded in 1996, is a start-up company with a very limited operating history. The Company is pursuing the development of its healthcare communications business through the use of its internal resources as well as pursuing the acquisition of complementary businesses. The Company anticipates that it may enter into acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of this business. There can be no assurance that the Company will succeed in consummating such transactions or that such transactions will ultimately provide the Company with the ability to offer the products and services described.


     UNCERTAINTY OF MARKET ACCEPTANCE. As is typical in a developing business, demand and market acceptance for new and unproven products and services are subject to a high level of uncertainty. Achieving market acceptance for the Company's products and services will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. No assurances can be given that the Company's effort in establishing such products and services will be successful, that the Company will be able to succeed in positioning its services as a preferred method for healthcare communications, that there will be significant market acceptance for its products and services or that any pricing strategy developed by the Company will be economically viable or acceptable to the market.


     RESEARCH AND DEVELOPMENT EXPENSES; PROFITABILITY. Synetic expects to continue to incur significant research and development expenses in connection with its healthcare communications business until the products and services developed by the Company are successfully marketed. There can be no assurance
(i) that the products or services will be successfully marketed or (ii) as to when, and to what extent, if any, the healthcare communications business of the Company will become profitable.


     GOVERNMENT REGULATION OF HEALTHCARE


     Participants in the heatlthcare industry are subject to extensive and frequently changing regulation under numerous laws administered by governmental entities at the federal, state and local levels. Many current laws and regulations, when enacted, did not anticipate the methods of healthcare communication under development by the Company. The Company believes, however, that those laws and regulations will nonetheless be applied to the

Company's healthcare communications business. Accordingly, the Company's healthcare communications business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry.


     Current laws and regulations which may affect the healthcare communications business include (i) the regulation of confidential patient medical record information, (ii) laws relating to the electronic transmission of prescriptions from physicians' offices to pharmacies, (iii) regulations governing the use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease and (iv) laws or regulations relating to the relationships between or among healthcare providers. In addition, physicians, insurance companies, pharmacies and other participants in the healthcare industry are subject to their own laws and regulations which may affect the Company's healthcare communications business. The Company expects to conduct its healthcare communications business in substantial compliance with all material federal, state and local laws and regulations governing its operations. However, the impact of regulatory developments in the healthcare industry is complex and difficult to predict, and there can be no assurance that the Company will not be materially adversely affected by existing or new regulatory requirements or interpretations.


     RELIANCE ON RAPIDLY CHANGING TECHNOLOGY


     All businesses which rely on Internet technology, including the healthcare communications business described herein, are subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. In addition, as the communications, computer and software industries continue to experience rapid technological change, the Company must be able to quickly and successfully adapt its products and services so that they adapt to such changes. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and introduction of its healthcare communications products and services. The Company's inability to respond to technological changes in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that technologically superior products and services will not be developed by competitors, or that any such products and services will not have an adverse effect upon the Company's operating results.


     COMPETITION IN HEALTHCARE COMMUNICATIONS


     The Company is not aware of any business which currently provides the scope and breadth of the healthcare communications products and services currently being developed by the Company. However, various companies including, but not limited to, certain physician office management information systems companies, EDI/data networking companies, online medical information service companies and system integration companies, some of which may have greater resources than the Company, have announced that they are developing a combination of one or more of these products and services. There can be no assurance that such companies will not develop and successfully market the healthcare communications products and services described herein in a manner which would have a material adverse effect on the Company.


     RISKS OF PRODUCT DEVELOPMENT; PROPRIETARY RIGHTS


     The Company's future success and ability to compete in the healthcare communications business may be dependent in part upon its proprietary rights to products and services which it develops. The Company may rely on a combination of copyrights, trademarks and trade secrets and contractual restrictions to protect its content and technology and on similar proprietary rights of its content and technology providers. There can be no assurance that the steps taken by the Company or such providers would be adequate to prevent misappropriation of their respective proprietary rights or that the Company's competitors will not independently develop content or technology that are substantially equivalent or superior. In addition, there can be no assurance that licenses for any intellectual property of third parties that might be required for the Company's products or services would be available on commercially reasonable terms or at all. Although the Company intends to take steps to ensure that it is not infringing the proprietary rights of any third parties, there can be no assurance that patent infringement or other claims will not be asserted against the Company or one of its content or technology providers or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such claims. Furthermore, parties making such claims against the Company or a content or technology provider could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to provide products or services in certain of its markets. Such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations.


                              ACQUISITION PROGRAM


     The Company maintains an acquisition program and intends to concentrate its acquisition efforts on businesses which are complementary to the Company's healthcare communications strategy, but such emphasis is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other healthcare-related businesses or in other industries. The Company anticipates that it may enter into acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of the business. Any transactions will be limited, as required by agreements to which the Company is a party, to areas of business which would not be competitive with certain businesses of Merck & Co., Inc. and its subsidiaries or with the Institutional Pharmacies Business. Although management of the Company will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that the Company will properly ascertain all such risks. In addition, no assurances can be given that the Company will succeed in consummating any such transactions, that such transactions will ultimately provide the Company with the ability to offer the products and services described or that the Company will be able to successfully manage or integrate any resulting business.


     The success of the Company's acquisition program will depend on, among other things, the availability of suitable candidates, the availability of funds to finance transactions, and the availability of management resources to oversee the operation of resulting businesses. Financing for such transactions may come from several sources, including, without limitation, (a) cash and cash equivalents on hand and marketable securities and (b) proceeds from the incurrence of indebtedness or the issuance of additional Common Stock, preferred stock, convertible debt or other securities. The issuance of additional securities, including Common Stock, could (i) result in substantial dilution of the percentage ownership of the stockholders of the Company at the time of any such issuance, (ii) result in substantial dilution of the Company's earnings per share and (iii) adversely affect the prevailing market price for the Common Stock. The proceeds from any financing may be used for costs associated with identifying and evaluating prospective candidates, and for structuring, negotiating, financing and consummating any such transactions and for other general corporate purposes. The Company does not intend to seek stockholder approval for any such transaction or security issuance unless required by applicable law or regulation. Although Mr. Martin J. Wygod, Chairman of the Board of the Company, has indicated his intention to assist the Company in its acquisition program by bringing opportunities for potential transactions to the Company and to assist the Company in negotiating such transactions and in seeking financing in the event any such transaction were to be financed by the Company, he is not an officer or an employee of the Company nor is he required pursuant to any contractual obligation to provide such support or assistance.


                                   EMPLOYEES


     As of June 30, 1997, the Company had 711 employees.



ITEM 2.   PROPERTIES.


     The Company leases approximately 10,000 square feet of corporate office space in Elmwood Park, New Jersey. Porex owns a total of 71 acres of land at three locations in Georgia with four buildings with an approximate area of 242,000 square feet, used for manufacturing, research, office space and warehouse purposes. Porex also owns a manufacturing and warehouse facility in Bautzen, Germany with approximately 54,000 square feet in three buildings and leases a 55,000 square feet manufacturing and warehouse facility in College Point, New York and a 4,600 square feet manufacturing and warehouse facility in Kings Lynn, England. Avicenna leases 46,000 square feet of space in Cambridge, Massachusetts used for the operation of the Company's healthcare communications business.

     The Company believes its facilities and equipment are well maintained, in good operating condition and, in general, suitable for the Company's purposes and adequate for its present operation.



ITEM 3.   LEGAL PROCEEDINGS.


     The description below of the mammary implant litigation and certain other litigation contain forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including but not limited to the respective risks, uncertainties and contingencies identified in such descriptions. See "Introduction--Forward-Looking Information".


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


     Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of implants. One of the pending actions, Donna L. Turner v. Porex Technologies Corporation, et al., is styled as a purported class action. Certain of the actions against Porex have been dismissed where it was determined that the implant in question was not distributed by Porex. In addition, as of September 10, 1997, 61 claims have been settled on a favorable basis by the Manufacturer, or by the insurance carriers of Porex, without material cost to Porex. As of September 10, 1997, 225 actions and 31 out-of-court claims were pending against Porex. Of the 225 actions, 108 involve implants identified as distributed by Porex and 84 cases involve implants identified as not having been distributed by Porex. In the remaining 33 actions, the implants have not been identified. The number of claims made by individuals during the fiscal year ended June 30, 1997 was similar to the number of claims made during the fiscal year ended June 30, 1996, both of which were significantly lower than the number of claims made during the fiscal year ended June 30, 1995.


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


     In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of implants. However, Porex has exercised its right, under such policy, to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. In addition, Porex has other excess insurance where it has similarly purchased extended reporting period coverage which by its terms would expire December 31, 1997. However, Porex expects to purchase further extended reporting period coverage from the excess insurers to the extent such coverage is reasonably available. The Company believes that its present coverage, together with Porex's insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex's distribution of implants. To the extent that certain of such actions and claims seek punitive and compensatory damages arising out of alleged intentional torts, if awarded such damages may or may not be covered, in whole or in part, by Porex's insurance policies. In addition, Porex's recovery from its insurance carriers is subject to policy limits and certain other conditions. Porex has been expensing the retention amount under its policies as incurred.


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


     STOCKHOLDER LITIGATION. On August 18, 1994, an action entitled Fuss v. Wygod, et al. was filed against Synetic, its directors and Merck in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Court"). The action purportedly arose out of the events leading to the Divestiture and the Purchase and was purportedly brought both derivatively on behalf of Synetic and as a class action on behalf of Synetic's stockholders other than the defendants. On March 22, 1996, the parties executed a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement") and submitted the Settlement for approval by the Delaware Court. After directing notice to the proposed class (the "Class"), on June 4, 1996, the Delaware Court held a hearing and issued a Final Order and Judgment which, inter alia, approved the Settlement as fair, reasonable, adequate and in the best interests of the Class, dismissed the action with prejudice and released defendants from any liability in connection with the Purchase and Divestiture. Pursuant to a supplemental hearing to confirm the Settlement, held on October 22, 1996, the Delaware Court reaffirmed its Final Order and Judgment of June 4, 1996. The Delaware Court's Final Order and Judgment also awarded attorneys' fees and expenses to plaintiff in the amount of $275,000, which was paid by Synetic on November 21, 1996. Pursuant to the Purchase and Sale Agreement, Merck reimbursed Synetic for 58.65% of such amount.



     ENFORCEMENT DIVISION INVESTIGATION. On July 6, 1994, the Division of Enforcement of the Securities and Exchange Commission (the "Enforcement Division") began an investigation regarding the trading in securities of Synetic. The Company has cooperated fully with the Enforcement Division's requests for information and, although it cannot predict the ultimate result of the inquiry, the Company believes that such investigation is not directed at the Company and, accordingly, will not have a material adverse effect on its financial position or results of operations.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     None.

                               EXECUTIVE OFFICERS


     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this report. The executive officers of the Company are as follows:


        Name                Age                   Position
        ----                ---                   --------

James V. Manning             50  President and Chief Executive Officer

Inder-Jeet Gujral            39  Executive Vice President--President of Avicenna

David M. Margulies, M.D.     46  Executive Vice President--Chief Scientist

Ray E. Hannah                61  Vice President--Porex Technologies Group

Anthony Vuolo                39  Vice President and Chief Financial Officer

Charles A. Mele              41  Vice President--General Counsel


     Mr. Manning has been Chief Executive Officer of the Company since January 1995 and President of the Company since July 1996 and has been an executive officer of the Company for more than the last six years and was, until December 1994, an executive officer of Medco for more than five years. He is also Chairman of the Board of COMNET Corporation ("Comnet"), a computer software company.


     Mr. Gujral has been Executive Vice President--President of Avicenna of the Company since January 1997. Mr. Gujral was a founder of Avicenna. He was a founder and principal of Lancet Technologies, Inc., a worldwide provider of data management systems for hospital and healthcare-related agencies since 1988.


     Dr. Margulies has been Executive Vice President--Chief Scientist of the Company since January 1997. He was founder and president of CareAgents. From 1990 to mid 1996, Dr. Margulies was Executive Vice President and Chief Scientist of the Cerner Corporation, a leading supplier of enterprise-level clinical applications. Prior to such time, he was Vice President and Chief Information Officer at Boston Children's Hospital and on the medical faculties of the Harvard Medical School and Columbia College of Physicians and Surgeons.


     Mr. Hannah has been President of Porex since September 1987 and its Chief Executive Officer since November 1992 and an executive officer of the Company since June 1989. Mr. Hannah was the Chief Operating Officer of Porex from November 1984 to November 1992.


     Mr. Vuolo has been Vice President and Chief Financial Officer of the Company since May 1997 and has been an officer of the Company for more than the last six years and was, until December 1994, an officer of Medco for more than five years.


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


                     High      Low
                    -------  -------

Fiscal Year 1996
------------------
First Quarter.....  $26 1/4  $22 1/4
Second Quarter....  $29 5/8  $22 1/2
Third Quarter.....  $39 1/2  $27 1/2
Fourth Quarter....  $38 3/4  $32 1/2

Fiscal Year 1997
------------------
First Quarter.....  $37 1/4  $30 3/4
Second Quarter....  $55 7/8  $31 1/2
Third Quarter.....  $52 3/4  $45
Fourth Quarter....  $47 3/4  $34 1/2


     The Company's Common Stock was held by 164 stockholders of record as of September 15, 1997. The Company believes that its Common Stock is beneficially held by at least 400 stockholders.


     The Company did not pay any dividends to the holders of its Common Stock during the two fiscal years ended June 30, 1997. The Company intends to continue to retain earnings to finance its business and its acquisition program and, accordingly, does not currently anticipate paying cash dividends to holders of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.


     The following table sets forth selected consolidated financial data for each of the five years in the period ended June 30, 1997. The selected financial data for the three years in the period ended June 30, 1995 have been restated to reflect the Divestiture.


                                                YEAR ENDED JUNE 30,
                                 --------------------------------------------------
                                   1993      1994      1995      1996       1997
                                 --------  --------  --------  --------  ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA
Net sales......................  $ 30,645  $ 33,093  $ 39,179  $ 45,128   $ 52,885
Income (loss) from continuing
  operations before
  provisions for income
  taxes........................     5,430     1,080     1,078    13,202    (24,626)
Provision for income taxes.....     2,046       411       443     4,617      2,834
                                 --------  --------  --------  --------  ---------
Income (loss) from continuing
  operations...................     3,384       669       635     8,585    (27,460)
Income from discontinued
  operations...................     2,734     1,823    15,459        --         --
                                 --------  --------  --------  --------  ---------

Net income (loss)..............  $  6,118  $  2,492  $ 16,094  $  8,585  $ (27,460)
                                 ========  ========  ========  ========  =========
Net income (loss) per share:
  Continuing operations........  $   0.19  $   0.04  $   0.04  $   0.48  $   (1.60)
  Discontinued operations......      0.16      0.10      0.89        --         --
                                 --------  --------  --------  --------  ---------
Net income (loss) per share....  $   0.35  $   0.14  $   0.93  $   0.48  $   (1.60)
                                 ========  ========  ========  ========  =========


                                                   AT JUNE 30,
                                 -------------------------------------------------
                                   1993      1994      1995      1996       1997
                                 --------  --------  --------  --------  ---------

BALANCE SHEET DATA
Working capital................  $ 65,673  $ 64,625  $105,279  $166,328   $ 93,309
Net assets of discontinued
  operations...................    52,548    55,882        --        --         --
Total assets...................   189,494   194,009   188,174   199,592    382,103
Long term debt, less
  current portion..............    81,058    80,716        --        --    165,000
Stockholders' equity...........   102,378   105,130   166,832   181,089    188,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     As described in "Item 1. Business--Introduction", the Company completed the Divestiture of its Institutional Pharmacies Business on December 14, 1994. The Company's consolidated financial statements for the fiscal year ended June 30, 1995 report separately the results of operations and net assets of the Institutional Pharmacies Business as discontinued operations.


     The following table sets forth for the periods indicated the percentage which certain items in the financial statements of the Company bear to net sales.


                                                    PERCENTAGES OF NET SALES
                                                   FISCAL YEARS ENDED JUNE 30,
                                                   --------------------------

                                                      1997    1996    1995
                                                     -----   -----   -----
Net sales........................................      100%    100%    100%

Costs and expenses
 Cost of sales...................................     54.9    55.6    58.7
 Selling, general and administrative.............     39.4    33.1    31.0
 Investment income...............................    (24.3)  (18.0)  (18.7)
 Interest expense................................      5.9      --     9.2
 Purchased research and development and other....     70.7      --    17.0
                                                     -----   -----   -----
                                                     146.6    70.7    97.2
                                                     -----   -----   -----
Income (loss) before provision for income taxes..    (46.6)   29.3     2.8

Provision for income taxes.......................      5.3    10.2     1.1
                                                     -----   -----   -----

Income (loss) from continuing operations.........    (51.9)%  19.1%    1.7%
                                                     =====   =====   =====


     The historical operations of the Company are primarily related to its plastics technology business. All revenues and a significant majority of operating expenses were derived from these operations. As discussed below, the consolidated financial statements for the fiscal year ended June 30, 1997 include certain costs associated with the Company's activities in developing its healthcare communications business.


Fiscal Years Ended June 30, 1997 and 1996

Consolidated Results of Operations


     Net sales for the year ended June 30, 1997 increased by $7,757,000, or 17.2%, over the comparable prior year period. The sales increase was due primarily to increased unit sales in surgical products in the healthcare segment and increased unit sales of writing components, pipette filters and pipette tips in the consumer segment.


     Cost of sales for the year ended June 30, 1997 increased by $3,927,000, or 15.6%, over the comparable prior year period due to the increased sales volume noted above and product development costs. As a percent of net sales, cost of sales for the year ended June 30, 1997 decreased to 54.9% from 55.6% in the comparable prior year period principally due to increased leverage of certain fixed costs which do not increase proportionally with sales and improvements in material and labor usage.

     Selling, general and administrative expenses for the year ended June 30, 1997 increased by $5,911,000, or 39.6%, over the comparable prior year period due primarily to the inclusion of expenses of $4,628,000 associated with the Company's healthcare communications business which primarily related to research and development activities. Excluding these costs, as a percent of net sales, selling, general and administrative expenses for the year ended June 30, 1997 decreased to 30.7% from 33.1% due principally to increased sales which were not proportionately offset by such expenses, since a portion of these costs is fixed in nature and does not vary directly with sales.


     Investment income, which is comprised of interest and other income and dividend income, for the year ended June 30, 1997 increased by $4,782,000, or 58.9%, over the comparable prior year period primarily as a result of the income earned on the proceeds of the Company's $165,000,000 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") issued in February 1997.


     Interest expense for the year ended June 30, 1997 increased by $3,116,000 from the prior year period as a result of the interest expense associated with the Company's Convertible Debentures.


     During the year ended June 30, 1997, the Company recorded non-recurring charges to income of $37,413,000 related to purchased research and development costs from the acquisitions of Avicenna and CareAgents and the acquisition of rights to certain intellectual property and software technologies to be utilized in the development of the Company's healthcare communications business.


     Excluding the portion of the research and development charge relating to the acquisitions of Avicenna and CareAgents for which no tax benefits were recognized, the effective tax rate for the year ended June 30, 1997 increased to 37.5% from 35% in the prior year period primarily as a result of the change in composition of the Company's marketable securities resulting in the decrease in investment income subject to the dividend received deduction.


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

     Interest expense for the year ended June 30, 1996 decreased by $3,619,000 from the prior year period as a result of the conversion and redemption of the Company's Convertible Subordinated Debentures due December 1, 2001 (the "1991 Debentures") into common stock of the Company in February 1995.


     Other expenses for the year ended June 30, 1996 decreased by $6,663,000 over the comparable prior year period as a result of the one-time charge in December 1994 related to the issuance of stock options to certain officers as compensation for services in conjunction with the consummation of the Purchase and Sale Agreement and costs associated with the conversion and redemption in February 1995 of the 1991 Debentures.


     The effective tax rate for the year ended June 30, 1996 decreased to 35% from 41% in the prior year period primarily due to the nondeductibility of certain conversion and redemption costs in the prior year.


Capital Resources and Liquidity


     Cash, cash equivalents and marketable securities increased by $153,350,000 to $315,828,000 during the year ended June 30, 1997 principally due to the proceeds from the issuance in February 1997 of the Convertible Debentures.


     As a result of the continuing efforts in developing its healthcare communications business, the Company expects to incur significant research and development expenditures in connection with this new area of business until the products and services are successfully developed and marketed. During the second half of the fiscal year ended June 30, 1997, the Company incurred expenditures of approximately $4,976,000 related to the development of its healthcare communications business. The Company expects to increase the rate of such expenditures during fiscal 1998. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.


     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,
(a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Item 1. Business--Acquisition Program".



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     Financial statements and supplementary financial information are contained on pages F-l through F-21 and S-1 of this Report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, except that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this Report.



ITEM 11.  EXECUTIVE COMPENSATION.


     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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



                                 SYNETIC, INC.



Date:  September 24, 1997        By:   /s/  James V. Manning
                                     -----------------------------
                                    James V. Manning, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 1997.


(1)   Principal Executive Officer:    (3)  A Majority of the Board of Directors:




By:   /s/  James V. Manning          James V. Manning
    ----------------------------     Mervyn L. Goldstein
    James V. Manning                 Ray E. Hannah
    Chief Executive Officer          Roger H. Licht
                                     Charles A. Mele
                                     Herman Sarkowsky
                                     Martin J. Wygod


(2)  Principal Financial and
     Accounting Officer:             By:    /s/  James V. Manning
                                         ------------------------
                                         James V. Manning
                                         Individually and as Attorney-in-Fact

By:   /s/  Anthony Vuolo
    ---------------------------
    Anthony Vuolo
    Vice President and
    Chief Financial Officer

                         SYNETIC, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA



     The following financial statements of the Registrant and its subsidiaries required to be included in Item 14.(a) (1) of Form 10-K are listed below:

                                                              PAGE
                                                              ----

     Report of Independent Public Accountants...............  F-2

     Consolidated Balance Sheets at June 30, 1997 and 1996..  F-3

     Consolidated Statements of Income for the
       Years Ended June 30, 1997, 1996 and 1995.............  F-5

     Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
       June 30, 1997, 1996 and 1995.........................  F-6

     Consolidated Statements of Cash Flows for the
       Years Ended June 30, 1997, 1996 and 1995.............  F-7

     Notes to Consolidated Financial Statements.............  F-8

     The following financial statement supplementary data of the Registrant and its subsidiaries required to be included in Item 14.(a) (2) of Form 10-K are listed below:

                                                              PAGE
                                                              ----
     Schedule II - Valuation and Qualifying
       Accounts.............................................  S-1

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO SYNETIC, INC.:

     We have audited the accompanying consolidated balance sheets of Synetic, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synetic, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

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


New York, New York
September 24, 1997

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS



                                                                JUNE 30,
                                                          -------------------
                                                            1997       1996
                                                          -------------------
CURRENT ASSETS:
     Cash and cash equivalents..........................  $ 77,303   $ 22,210
     Marketable securities..............................    11,765    140,268
     Accounts receivable, net of allowances for
       doubtful accounts and sales returns of $739 and
       $671 at June 30, 1997 and 1996, respectively.....     9,094      7,299
     Inventories........................................     5,505      5,253
     Other current assets...............................     9,233      4,821
                                                          --------   --------
       Total current assets.............................   112,900    179,851
                                                          --------   --------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements..............................     1,613        823
     Buildings and improvements.........................     9,911      8,992
     Machinery and equipment............................    23,444     19,295
     Furniture and fixtures.............................     3,283      2,856
     Construction in progress...........................     2,516      1,306
                                                          --------   --------
                                                            40,767     33,272
     Less:  Accumulated depreciation....................   (18,681)   (16,014)
                                                          --------   --------

       Property, plant and equipment, net...............    22,086     17,258
                                                          --------   --------

OTHER ASSETS:
     Marketable securities..............................   226,760          -
     Other..............................................    20,357      2,483
                                                          --------   --------
        Total other assets..............................   247,117      2,483
                                                          --------   --------
                                                          $382,103   $199,592
                                                          ========   ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          JUNE 30,
                                                                  -------------------------
                                                                       1997         1996
                                                                  -------------------------

CURRENT LIABILITIES:
     Accounts payable...........................................     $  2,344     $  1,303
     Accrued liabilities........................................       14,203        7,014
     Income taxes payable.......................................        3,044        5,206
                                                                     --------     --------
       Total current liabilities................................       19,591       13,523
                                                                     --------     --------

LONG TERM DEBT, LESS CURRENT PORTION............................      165,000            -

OTHER LIABILITIES...............................................        8,776        4,980

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 10,000,000 shares
       authorized; none issued..................................            -            -
     Common stock, $.01 par value; 50,000,000 shares
       authorized; 22,865,149 and 22,007,290 shares issued;
       17,564,980 and 16,738,827 shares issued and outstanding
       at June 30, 1997 and 1996, respectively..................          229          220
     Paid-in capital............................................      196,212      158,227
     Treasury stock, at cost; 5,300,169 and 5,268,463
       at June 30, 1997 and 1996, respectively..................      (39,462)     (36,575)
     Retained earnings..........................................       31,757       59,217
                                                                     --------     --------
       Total stockholders' equity...............................      188,736      181,089
                                                                     --------     --------
                                                                     $382,103     $199,592
                                                                     ========     ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                                      YEARS ENDED JUNE 30,
                                                  -----------------------------
                                                    1997       1996      1995
                                                  ---------  --------  --------

Net sales.......................................  $ 52,885   $45,128   $39,179
                                                  --------   -------   -------

Costs and expenses:
  Cost of sales.................................    29,035    25,108    23,006
  Selling, general and administrative...........    20,841    14,930    12,125
  Interest and other income.....................   (11,065)   (3,952)   (4,757)
  Dividend income...............................    (1,829)   (4,160)   (2,555)
  Interest expense..............................     3,116         -     3,619
  Purchased research and development and other..    37,413         -         -
  Purchase and Sale Agreement related expenses
     and other..................................         -         -     6,663
                                                  --------   -------   -------
                                                    77,511    31,926    38,101
                                                  --------   -------   -------

Income (loss) from continuing operations
  before provision for income taxes.............   (24,626)   13,202     1,078

Provision for income taxes......................     2,834     4,617       443
                                                  --------   -------   -------
Income (loss) from continuing operations........  $(27,460)  $ 8,585   $   635
                                                  --------   -------   -------

Discontinued operations:
  Income from discontinued operations,
  net of provision for income taxes
  of $842.......................................         -         -       963

Gain on sale of Institutional Pharmacy
  operations, net of taxes of $23,037...........         -         -    14,496
                                                  --------   -------   -------

Net income (loss)...............................  $(27,460)  $ 8,585   $16,094
                                                  ========   =======   =======

Net income (loss) per share:
  Continuing operations.........................    $(1.60)     $.48   $   .04
  Discontinued operations.......................         -         -       .89
                                                  --------   -------   -------

Net income (loss) per share.....................    $(1.60)     $.48   $   .93
                                                  --------   =======   =======

Weighted average shares outstanding.............    17,133    18,026    17,379
                                                  ========   =======   =======


 The accompanying notes are an integral part of these consolidated statements.

                       SYNETIC, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                       Common Stock
                                                   --------------------
                                                      Number                                                 TOTAL
                                                        of               PAID-IN   RETAINED   TREASURY   STOCKHOLDERS'
                                                      Shares     AMOUNT  CAPITAL   EARNINGS     STOCK        EQUITY
                                                   ------------  ------  --------  ---------  ---------  --------------

Balance, June 30, 1994...........................        17,621    $176  $ 70,416  $ 34,538          -        $105,130
                                                         ------    ----  --------  --------   --------        --------

  Net income.....................................             -       -         -    16,094          -          16,094

  Issuance of common stock for exercise of
    stock options and 401(k) plan................           368       4     5,200         -          -           5,204

  Issuance of common stock for
    conversion of debentures.....................         3,877      39    76,940         -          -          76,979

  Purchase of 5,268,463 shares
    of common stock for Treasury.................             -       -         -         -    (36,575)        (36,575)
                                                         ------    ----  --------  --------   --------        --------

Balance, June 30, 1995...........................        21,866    $219  $152,556  $ 50,632   $(36,575)       $166,832
                                                         ------    ----  --------  --------   --------        --------

  Net income.....................................             -       -         -     8,585          -           8,585

  Issuance of common stock for exercise of
    stock options and 401(k) plan................           141       1     5,671         -          -           5,672
                                                         ------    ----  --------  --------   --------        --------

Balance, June 30, 1996...........................        22,007    $220  $158,227  $ 59,217   $(36,575)       $181,089
                                                         ------    ----  --------  --------   --------        --------

  Net (loss).....................................             -       -         -   (27,460)         -         (27,460)

  Issuance of common stock for exercise of
    stock options and 401(k) plan................           323       3    13,503         -          -          13,506

  Issuance of common stock and warrants for
    acquisitions of Avicenna and CareAgents......           535       6    24,482         -          -          24,488


  Adjustment to purchase price of Treasury
    stock........................................             -       -         -         -     (1,712)         (1,712)

  Purchase of 49,506 shares of common stock
    for Treasury, net of 17,800 shares reissued..             -       -         -         -     (1,175)         (1,175)
                                                         ------    ----  --------  --------   --------        --------

Balance, June 30, 1997...........................        22,865    $229  $196,212  $ 31,757   $(39,462)       $188,736
                                                         ======    ====  ========  ========   ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     YEARS ENDED JUNE 30,
                                                              ----------------------------------
                                                                 1997        1996        1995
                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................................  $ (27,460)  $   8,585   $  16,094
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Write-off of purchased research and development costs..     37,413           -           -
     Income from discontinued operations....................          -           -        (963)
     Gain on sale of Institutional Pharmacy
     business...............................................          -           -     (14,496)
     Other expense..........................................          -           -       1,056
     Depreciation and amortization..........................      3,294       2,619       1,545
     Deferred income taxes..................................     (2,100)       (254)       (301)

  Changes in operating assets and liabilities,
     net of the effects of acquisitions:
       Accounts receivable, net.............................       (795)       (634)     (1,056)
       Inventories..........................................        147         193         804
       Other assets.........................................     (7,184)       (173)     (3,365)
       Accounts payable.....................................        776         655        (423)
       Accrued liabilities..................................      1,690      (2,323)      1,206
       Other liabilities....................................         48           -       4,980
       Income taxes payable.................................      3,188       2,625         946
                                                              ---------   ---------   ---------
          Net cash provided by
            operating activities............................      9,017      11,293       6,027
                                                              ---------   ---------   ---------

  Cash flows from investing activities:
     Sales of marketable securities.........................    396,638     708,685     383,064
     Purchases of marketable securities.....................   (494,895)   (704,099)   (430,916)
     Capital expenditures...................................     (6,063)     (2,790)     (3,398)
     Net proceeds from sale of Institutional
       Pharmacy business....................................          -           -      82,911
     Net cash paid for acquired businesses..................    (10,612)          -           -
                                                              ---------   ---------   ---------

          Net cash provided by (used for)
            investing activities............................   (114,932)      1,796      31,661
                                                              ---------   ---------   ---------

  Cash flows from financing activities:
     Purchases of Treasury stock............................     (3,570)          -     (36,575)
     Proceeds from issuance of stock options and
       401(k) purchases.....................................      3,688       1,838       4,369
     Proceeds from issuance of Convertible Debentures,
       net of underwriting discount.........................    160,890           -           -
     Payments on long-term debt.............................          -        (216)     (3,532)
                                                              ---------   ---------   ---------
          Net cash provided by (used for)
            financing activities............................    161,008       1,622     (35,738)
                                                              ---------   ---------   ---------

  Net increase in cash and cash equivalents.................     55,093      14,711       1,950
  Cash and cash equivalents, beginning of
     period.................................................     22,210       7,499       5,549
                                                              ---------   ---------   ---------
  Cash and cash equivalents, end of period..................  $  77,303   $  22,210   $   7,499
                                                              =========   =========   =========

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

  Principles of Consolidation--

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Porex Technologies Corp. and subsidiaries ("Porex"), Avicenna and CareAgents, after elimination of all material intercompany accounts and transactions. On December 14, 1994, the Company sold its Institutional Pharmacy business to Pharmacy Corporation of America, a wholly-owned subsidiary of Beverly Enterprises, Inc., for approximately $107.3 million in cash, subject to certain closing adjustments.
As a result of this transaction, the Company recorded an after-tax gain of $14,496,000. The consolidated financial statements for the fiscal year ended June 30, 1995 report separately as discontinued operations the net assets and operating results of the Institutional Pharmacy business.

  For the year ended June 30, 1997, the operations of the Company were primarily related to its plastics technology business. All revenues and a significant majority of operating expenses were derived from these operations. The consolidated financial statements for the fiscal year ended June 30, 1997 include certain costs associated with the Company's efforts in developing its healthcare communications business.

         Cash and Cash Equivalents--

     The Company considers all liquid investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the consolidated statements of cash flows. These short-term investments are stated at cost, which approximates market.

     Marketable Securities--

     Marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes at June 30, 1997 and U.S. Treasury Notes, Federal Agency Notes and Money Market Preferred Stock investments at June 30, 1996. These investments, which are carried at a cost of $238,525,000 and $140,268,000, net of unamortized premium, at June 30, 1997 and June 30, 1996, respectively, had an aggregate market value of $238,151,000 and $140,537,000 at June 30, 1997 and 1996, respectively. At June 30, 1997, gross unrealized losses pertaining to marketable securities and other investments were $374,000. Gains and losses on the sale of marketable securities and other investments are calculated using the specific identification method.

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     Investments in Debt and Equity Securities--

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At June 30, 1997, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes. The U.S. Treasury Notes and Federal Agency Notes maturing January 2002 through March 2002 are classified as held-to-maturity and are carried at cost, net of unamortized premium.

     Inventories--

     Inventories are stated at the lower of (first-in, first-out) cost or market. Cost includes raw materials, direct labor, and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventories consisted of the following (in thousands):

                                 JUNE 30,
                              --------------
                               1997    1996
                              ------  ------
Raw materials and supplies..  $2,672  $2,468
Work-in-process.............     347     548
Finished goods..............   2.486   2,237
                              ------  ------
                              $5,505  $5,253
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

     Development Costs--

     The Company capitalizes costs incurred for the production of computer software used in the sale of its services. Costs capitalized include direct labor and related overhead for software produced by the Company and the costs of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software is commercially available. Such costs are recorded at the lower of unamortized cost or net realizable value. For the year ended June 30, 1997, capitalized costs were not material and no costs were capitalized in previous years.

     Company-sponsored development costs related to both present and future products are expensed currently. Total development expenses were $6,419,000, $2,014,000, and $1,490,000 for the years ended June 30, 1997, 1996 and 1995, respectively, of which $4,628,000 in 1997 related to the healthcare communications business.

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     Accrued Liabilities--

     Accrued liabilities consisted of the following (in thousands):

                                             JUNE 30,
                                          ---------------
                                           1997     1996
                                          -------  ------
     Accrued payroll and benefit costs..  $ 4,633  $3,568
     Accrued interest...................    2,957       -
     Accrued acquisition costs..........    3,236       -
     Accrued legal costs................    1,575   1,890
     Other..............................    1,802   1,556
                                          -------  ------
         Total..........................  $14,203  $7,014
                                          =======  ======

     Income Taxes--

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

     Foreign Currency Translation--

     The financial statements and transactions of Porex's foreign manufacturing facilities are maintained in their functional currency (Deutsche mark and Pound sterling) and translated into U.S. dollars. The adjustments which result from the process of translating these financial statements are not material and, therefore, are not separately disclosed in the accompanying consolidated financial statements.

     Revenue Recognition--

     The Company designs, manufactures and distributes porous and solid plastic components and products used in healthcare, industrial and consumer applications. Revenue is recognized upon product shipment, net of sales returns and allowances.

     Net Income (Loss) Per Share--

     Net income (loss) per share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year and, if dilutive, common stock equivalents. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method. The Debentures, if converted, would not have had a dilutive effect on net income per share for the periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The new standard simplifies the computation of net income per share and increases comparability to international standards. Under SFAS No. 128, primary net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     The Company is required to adopt the new standard during fiscal 1998, beginning with the December 31, 1997 interim consolidated financial statements. All prior periods presented are required to be restated at that time. The pronouncement is not expected to have a material impact on the Company's reported earnings per share.

     Reclassifications--

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     Accounting for Stock-Based Compensation--

     Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for measurement and recognition of stock-based transactions with employees. The Company discloses on a pro-forma basis both net income and earnings per share as if the fair value based accounting method were used and the difference between compensation cost recognized by APB No. 25 and the fair value method of SFAS No. 123. (See Note
9)

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

(2)  ACQUISITIONS:

     Avicenna --

     On December 24, 1996, the Company acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna, a privately-held, developmental-stage company located in Cambridge, Massachusetts, for shares of the Company's stock. As additional consideration, the Company agreed to issue to certain sellers, nontransferable warrants covering 250,000 shares of the Company's common stock, exercisable after December 23, 1998 at a price of $54.50 per share. Avicenna's business plan has been to market and build Intranets for managed care organizations, hospitals and physician groups. The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired and liabilities assumed based on their appraised fair values. Avicenna's results of operations have been included in the Company's financial statements since December 24, 1996.

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
                                                -------
                                                $31,475
                                                =======

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  ACQUISITIONS: (CONTINUED)

     The amount allocated to purchased research and development of $28,600,000 was determined based on an independent appraisal using established valuation techniques. Remaining amounts have been allocated to intangible assets and goodwill.

     CareAgents--

     On January 23, 1997, the Company acquired CareAgents for shares of the Company's common stock. CareAgents was an early development stage company focused on Internet-based clinical commerce applications. The acquisition was accounted for using the purchase method with the purchase price being allocated entirely to purchased research and development. CareAgents' results of operations have been included in the Company's financial statements since January 23, 1997. The amount allocated to purchased research and development of $3,585,000 was determined based on an independent appraisal using established valuation techniques.

     The following summary, prepared on a pro forma basis, combines the results of operations of the Company, Avicenna and CareAgents assuming the acquisitions were consummated at the beginning of the period presented (in thousands, except per share amount):

                                    Year ended
                                    June 30, 1997
                                    -------------
                                    (unaudited)
          Sales                     $ 52,885
          Net loss                  $(29,381)
          Net loss per share        $  (1.69)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results. The pro forma impact of the Avicenna and CareAgents acquisitions for the year ended June 30, 1996 was not material.

     Purchased Research and Development and Other--

     The appraisal amounts allocated to purchased research and development of approximately $28,600,000 and $3,585,000 related to Avicenna and CareAgents, respectively, were expensed in the periods of acquisition, with no corresponding tax benefits, as such research and development was in process at the time of the acquisitions and had no alternative commercial use. In addition, in June 1997, the Company charged to expense research and development costs of $5,228,000 associated with the acquisition of rights to certain intellectual property and software technologies to be utilized in the development of the Company's healthcare communications business.

(3)  Stockholders' Equity:

     In April 1997, the Company announced that its Board of Directors authorized a repurchase program involving the purchase of the Company's common stock and outstanding convertible debentures not to exceed $15 million in the aggregate. For the year ended June 30, 1997, the Company repurchased 49,506 shares at a cost of approximately $1,858,000 and the Company reissued 17,800 of these shares for employee stock option exercises. As of June 30, 1997, 31,706 of the shares repurchased were included in Treasury stock.

     In January 1997, the Company issued 106,029 shares for the acquisition of CareAgents and, in December 1996, the Company issued 428,643 shares for the acquisition of Avicenna.

     In February 1995, the Company issued 3,877,607 shares of its common stock resulting from the conversion of $79,104,000 aggregate principle amount of its 7% Convertible Subordinated Debentures due December 1, 2001 (the "1991 Debentures"). (See Note 4.)

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LONG-TERM DEBT:

     In February 1997, the Company issued to the public $165,000,000 aggregate principal amount of its 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"). The Convertible Debentures are convertible at any time prior to maturity, unless previously redeemed into shares of the Company's common stock, at a conversion price of $60.00 per share, subject to adjustment under certain circumstances. In connection with the issuance of the Convertible Debentures, the Company recorded debt issuance costs of approximately $5.1 million which are included in other assets in the consolidated financial statements. Such costs are being amortized over the life of the Convertible Debentures.

     In December 1991, the Company issued to the public $80,500,000 aggregate principal amount of its 1991 Debentures. The 1991 Debentures were convertible at any time prior to maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $20.40 per share, subject to adjustment under certain circumstances. On January 27, 1995, the Company called for redemption on February 13, 1995 the 1991 Debentures. Holders of $79,104,000 aggregate principal amount of the 1991 Debentures surrendered them for conversion into an aggregate of 3,877,607 shares of common stock. The remaining $1,396,000 of the outstanding 1991 Debentures were redeemed at the redemption price of 104% plus accrued interest. Included in Purchase and Sale Agreement related expenses and other in the accompanying financial statements for the year ended June 30, 1995 are approximately $1.1 million of costs associated with the call for redemption.

(5)    INCOME TAXES:

     The income tax provisions are summarized as follows (in thousands):

                                                      YEARS ENDED JUNE 30,
                                                  ---------------------------
                                                    1997     1996      1995
                                                  --------  -------  --------
Current:
  Federal..........................               $ 4,427   $4,060   $ 2,594
  State............................                   507      811       491
                                                  -------   ------   -------
     Total current.................                 4,934    4,871     3,085
                                                  -------   ------   -------
Deferred:
  Federal..........................                (2,057)    (194)   (2,070)
  State............................                   (43)     (60)     (572)
                                                  -------   ------   -------
     Total deferred................                (2,100)    (254)   (2,642)
                                                  -------   ------   -------
       Total income tax provision..               $ 2,834   $4,617   $   443
                                                  =======   ======   =======

     A reconciliation of the income tax provision, computed by applying the federal statutory rate to income before taxes, and the actual provision for income taxes is as follows:

                                                                                             YEARS ENDED JUNE 30,
                                                                                        -----------------------------
                                                                                           1997      1996      1995
                                                                                        ---------- --------- --------
Federal statutory rate..............................................................      (35.0)%    35.0%     35.0%
State tax, net of federal benefit...................................................        2.1      3.7      (4.8)
Dividend exclusion..................................................................       (2.0)    (7.7)    (52.3)
Non-deductible research and development.............................................       45.1        -         -
Non-deductible conversion costs.....................................................          -        -      67.6
Other, net..........................................................................        1.4      4.0      (4.4)
                                                                                         --------- --------- --------
                                                                                           11.6%    35.0%     41.1%
                                                                                          ========= ========= ========

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   Income Taxes: (continued)

      Temporary differences resulted in the following deferred tax expense (benefit) (in thousands):


                                                                           YEARS ENDED JUNE 30,
                                                                       ---------------------------
                                                                         1997     1996      1995
                                                                       -------- --------  --------
Book/tax differences in accounting method
 for assets acquired.................................                  $   (10)   $ (69)  $    15
Accrued expenses.....................................                     (716)    (140)     (643)
Deferred compensation - stock options................                        -        -    (2,038)
Difference between tax and book depreciation and
 amortization........................................                   (1,414)     (45)       38
Other, net...........................................                       40        -       (14)
                                                                       -------    -----   -------
                                                                       $(2,100)   $(254)  $(2,642)
                                                                       =======    =====   =======

  Deferred tax liabilities (assets) at June 30, 1997, are comprised of the following (in thousands):

  Tax over book depreciation and amortization.........               $    (767)
  Intangible assets amortization......................                      64
  Accrued expenses....................................                  (2,417)
  Deferred compensation - stock options...............                  (1,693)
  Inventory...........................................                    (347)
  Prepaids and other..................................                     (62)
                                                                     ---------
                                                                     $  (5,222)
                                                                     =========

     In accordance with the disclosure provisions of SFAS No. 109, the Company has included approximately $2,888,000 and $2,334,000 of deferred tax assets in other current assets and other assets, respectively, representing the effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes.

(6)  Major Customers and Foreign and Export Product Sales:

     For the years ended June 30, 1997, 1996 and 1995, no customer accounted for more than 10% of the Company's net sales.

     Foreign product sales and net income of Porex's foreign manufacturing facilities, which are made principally in Europe, amounted to $7,854,000 and $1,247,000; $6,665,000 and $975,000; and $5,381,000 and $397,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Identifiable assets of this facility were not material for the years presented. Export product sales of Porex, which are made principally to Europe and Asia, were $6,213,000, $5,605,000 and $5,022,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

(7)  Pension and Profit Sharing Plans:

     The Company has defined benefit pension plans covering substantially all of its employees. Net pension cost for the years ended June 30, 1997, 1996 and 1995 included the following components (in thousands):

                                  1997     1996    1995
                                --------  ------  ------
Service cost..................  $   277   $ 269   $ 240
Interest cost.................      338     310     273
Actual return on plan assets..   (1,377)   (789)   (427)
Net amortization..............      923     447     127
                                -------   -----   -----
  Net pension cost............  $   161   $ 237   $ 213
                                =======   =====   =====

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  PENSION AND PROFIT SHARING PLANS: (CONTINUED)

          The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                            JUNE 30,
                                                       ------------------
                                                         1997      1996
                                                       --------  --------
     Actuarial present value of benefit obligation:
       Vested benefit obligation.....................  $(3,311)  $(2,944)
       Nonvested benefit obligation..................      (67)      (55)
                                                       -------   -------
       Accumulated benefit obligation................   (3,378)   (2,999)
       Effect of future salary increases.............   (1,600)   (1,548)
                                                       -------   -------

     Projected benefit obligation....................   (4,978)   (4,547)
     Plan assets at fair value.......................    6,703     5,105
                                                       -------   -------

     Funded status...................................    1,725       558
     Unrecognized net gain...........................   (1,848)     (792)
     Unrecognized net asset..........................     (194)     (216)
     Unrecognized prior service cost.................       56        61
                                                       -------   -------
       Consolidated balance sheets...................  $  (261)  $  (389)
                                                       =======   =======

  The Company funds the plans through annual contributions representing no less than the minimum amounts required as computed by actuaries to be consistent with the plans' objectives and government regulations. The net pension liability is included in accrued liabilities.

  Assumptions used in the accounting for the Company's defined benefit plans as of June 30, 1997 and 1996 were:

                                                           1997   1996
                                                           -----  -----
            Discount rate................................   7.5%   7.5%
            Rate of increase in compensation levels......  0%-5%  0%-5%
            Expected long-term rate of return on assets..   8.0%   8.0%

            Plan assets consist primarily of debt and equity investments.

     In addition to the defined benefit pension plans discussed above, the Company maintains a defined contribution profit sharing plan covering substantially all of its employees. Participants must be at least 21 years of age and have completed one year of service and may contribute up to $9,500 of their earnings annually. Effective February 1, 1997 the Company matches 50% of the first 2% and 25% of the second 4% of participants earnings which are contributed to the plan. From July 1, 1996 through January 31, 1997 and for the fiscal years ending June 30, 1996 and June 30, 1995 the Company matched 25% of the first 4% of participants earnings which were contributed to the plan. For the year ended June 30, 1997, the Company issued 3,341 shares of common stock to the plan. For the years ended June 30, 1997, 1996 and 1995, Company contributions were approximately $132,500, $81,000 and $59,100, respectively.

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

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  RELATED PARTY TRANSACTIONS: (CONTINUED)

     Services agreement--

     Through December 14, 1994, the Company and Medco had a services agreement pursuant to which Medco provided the Company with various services of its management. The Company paid the actual costs of providing these services. Where actual costs were not available, the Company paid amounts based on mutually agreed upon allocation methods. Costs for such services were approximately $337,000 for the year ended June 30, 1995. No costs were incurred under this agreement for the years ended June 30, 1997 and June 30, 1996.

(9)  STOCK OPTIONS:

     In May 1989, the Company adopted two stock option plans, the 1989 Class A Stock Option Plan (the "Class A Plan") and the 1989 Class B Stock Option Plan (the "Class B Plan"). In September 1991, the Company adopted the 1991 Special Non-qualified Stock Option Plan (the "1991 Special Plan") and in December 1991, the Company adopted the 1991 Director Stock Option Plan (the "Director Plan"). In fiscal 1997, the Company adopted two stock option plans, the 1996 Class C Stock Option Plan (the "Class C Plan") and the 1997 Class D Stock Option Plan (the "Class D Plan"), and upon its acquisition of Avicenna, amended and assumed the Avicenna Systems Corp. 1995 Stock Plan (the "Avicenna Plan"), and converted options to purchase Avicenna shares into options to purchase the Company's shares. Non-Qualified stock options are granted under the Class A Plan, Class C Plan, Class D Plan, the 1991 Special Plan and the Director Plan. Options granted under the Class B Plan may be either incentive stock options or non-qualified stock options. Eligibility for the grant of options under the Class A Plan and the Director Plan are limited to certain of the Company's directors. Eligibility for the grant of options under the Class B Plan, the Class C Plan, the Class D Plan and the 1991 Special Plan are limited to the Company's officers, certain directors, employees, consultants, agents and key contractors. No additional options may be granted under the Avicenna Plan subsequent to the December 24, 1996 acquisition closing date.

     Except for the Avicenna Plan, no options under the plans may be exercised during the first year after the date of grant, and options granted under the Plans become exercisable at a rate of either 20% in each successive year after the date of grant, or 40% after the second anniversary of the grant and 20% in each successive year. The Avicenna Plan options vested 50% on December 24, 1996 (the closing date of the Avicenna acquisition) with the remaining 50% vesting on December 24, 1998 (the second anniversary of the closing date). No options may be granted under any of the Plans after January 23, 2007, and all options expire within ten to fifteen years from the date of the grant. Under the Class B, the Class C, the Class D Plans, the 1991 Special Plan and the Director Plan, the exercise price may not be less than 100% of the fair market value of the Company's common stock on the date of grant. Under the Class A Plan, the exercise price may not be less than 85% of the fair market value of the Company's common stock on the date of grant. All options granted under the Class A Plan had an exercise price equal to 100% of the fair market value on the date of grant. The options granted under the Avicenna Plan were assumed and converted to the Company's stock options at an exercise price of $1.25 per share and were included in the acquisition cost of Avicenna. There are 7,920,045 shares reserved for issuance under the Company's plans.

     In addition to the Company's stock option plans, the Company has granted options to certain directors, consultants and key employees. At June 30, 1997, there were 438,000 options granted to these individuals. The terms of these grants are similar to the Company's non-qualified stock option plans.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  STOCK OPTIONS: (CONTINUED)

     The Company has elected to follow APB No. 25 in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation costs for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                1997     1996
                                ----     ----
      Net income (loss):
        As reported          $(27,460)  $8,585
        Pro forma            $(30,746)  $8,190

      Earnings per share:
        As reported          $  (1.60)  $ 0.48
        Pro forma            $  (1.79)  $ 0.45

     The pro forma results indicated above are not intended to be indicative of or a projection of future results.

     The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1997 and 1996:

                                            1997         1996
                                            ----         ----
      Expected dividend yield                   0%           0%
      Expected volatility                   .2722%       .2722%
      Risk-free interest rates                6.5%         6.5%
      Expected option lives (years)      .083-1.74    .083-1.74

Weighted average fair
  value of options granted
  during the year                      $     10.11   $     5.08

     A summary of the status of the Company's stock option plans for the three year period ended June 30, 1997 is presented below:

                                                          Years Ended June, 30
                                      -----------------------------------------------------------
                                              1997               1996                1995
                                      -------------------  ------------------  ------------------
                                                 Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                 Exercise            Exercise            Exercise
                                       Shares      Price    Shares     Price    Shares     Price
                                       ------    --------   ------   --------   ------  ---------
Beginning of year..............       3,746,750    $12.52  3,591,900   $11.50  3,239,830   $12.16
Granted........................       4,047,264    $39.22    366,000   $24.54  1,228,000   $11.37
Exercised......................        (343,990)   $ 9.94   (137,350)  $12.81   (364,570)  $11.82
Canceled.......................        (313,445)   $39.90    (73,800)  $16.13   (511,360)  $15.17
                                      ---------            ---------           ---------

End of year....................       7,136,579    $26.58  3,746,750   $12.63  3,591,900   $11.50
                                      =========            =========           =========

Exercisable at
  end of year..................       2,379,281            2,160,050           1,846,300
                                      =========            =========           =========

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  STOCK OPTIONS: (CONTINUED)

The following table summarizes information with respect to options outstanding and options exercisable at June 30, 1997:

                                            Options Outstanding                   Options Exercisable
                           ---------------------------------------------------  ---------------------------
                                            Weighted Average       Weighted                     Weighted
Range of  Exercise           Options            Remaining          Average        Options       Average
Prices (in dollars)        Outstanding      Contractual Life    Exercise Price  Exercisable  Exercise Price
------------------         -----------      ----------------    --------------  -----------  --------------
$1.25-$5.25                   647,547             3.60              $ 4.75          581,081      $ 5.15
$6.63-$10.00                  977,000             7.51              $ 9.57          474,200      $ 9.11
$11.50-$25.00               1,859,600             9.91              $16.32        1,322,400      $15.43
$31.25-$37.00               2,179,250            12.30              $34.26            1,600      $32.94
$46.88-$52.56               1,473,182            10.14              $49.07               --          --

(10) COMMITMENTS AND CONTINGENCIES:

     Leases--

     The Company leases office and warehouse space, equipment and automobiles under various noncancellable operating leases. Rental expense was $803,000, $318,000 and $197,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The minimum aggregate rental commitments under noncancellable leases, excluding renewal options, are as follows (in thousands):

     YEARS ENDING JUNE 30,
     ---------------------
     1998........                 $2,043
     1999........                  2,046
     2000........                  2,023
     2001........                  1,966
     2002........                  1,360
     Thereafter..                  3,625

     Legal proceedings--

     In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following table summarizes the quarterly financial data for the fiscal years ended June 30, 1997 and 1996 (in thousands, except per share data). Net income per share, excluding the non-recurring charges discussed in Note (2), are also presented below. Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period; therefore, the sum of the quarters may not necessarily be equal to the full fiscal year per share amount.

                                           INCOME
                                           (LOSS)                                    NET
                                           BEFORE                                  INCOME
                                          PROVISION                                (LOSS)
      QUARTER ENDED          NET SALES    FOR TAXES   NET INCOME (LOSS)           PER SHARE
--------------------------  ------------  ----------  -----------------  --------------------------
                                                                                        EXCLUDING
                                                                                      NON-RECURRING
                                                                             ACTUAL       ITEMS
                                                                             ------       -----
1996
----
September 30, 1995........    $11,036       $ 3,127             $1,924        $.11        $.11
December 31, 1995.........     10,283         3,124              2,073         .12         .12
March 31, 1996............     11,311         3,184              2,101         .12         .12
June 30, 1996.............     12,498         3,767              2,487         .14         .14

Year ended June 30, 1996..    $45,128       $13,202             $8,585        $.48        $.48

                                           INCOME
                                           (LOSS)                                   NET
                                           BEFORE                                  INCOME
                                          PROVISION                                (LOSS)
      QUARTER ENDED          NET SALES    FOR TAXES   NET INCOME (LOSS)           PER SHARE
--------------------------  ------------  ----------  -----------------  --------------------------
                                                                                        EXCLUDING
                                                                                      NON-RECURRING
                                                                           ACTUAL(a)    ITEMS(b)
                                                                           ---------    --------
1997
----
September 30, 1996........    $11,185       $ 3,527             $2,389        $.13        $.13
December 31, 1996.........     11,899       (24,545)           (25,934)      (1.54)        .14
March 31, 1997............     14,243        (1,516)            (2,420)       (.14)        .06
June 30, 1997.............     15,558        (2,092)            (1,495)       (.09)        .10

Year Ended June 30, 1997..    $52,885      $(24,626)          $(27,460)     $(1.60)       $.43

(a) The per share amounts shown differ from those previously reported to reflect the anti-dilutive impact of common stock equivalents resulting from the net loss caused by the non-recurring charges discussed in Note 2.

(b) The per share amounts shown include expenses of $.09 and $.08 per share in the quarters ended March 31, 1997 and June 30, 1997, respectively, which primarily relate to research and development costs associated with the Company's healthcare communications business activities.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined
by the Company using available market information.   However, considerable
judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                    AT JUNE 30, 1997
                                  --------------------
                                  CARRYING  ESTIMATED
                                   AMOUNT   FAIR VALUE
                                  --------  ----------
                                     (in thousands)
Assets:
     Cash and cash equivalents..  $ 77,303    $ 77,303
     Marketable securities......   238,525     238,151

Liabilities:
     Long term debt.............   165,000     146,025

Cash and cash equivalents--

     The carrying amounts of these items are a reasonable estimate of their fair value.

Marketable securities--

     Marketable securities, consisting of publicly-traded U.S. Treasury Notes and Federal Agency Notes, are valued based on quoted market prices or dealer quotes.

Long term debt--

     The Convertible Debentures are publicly traded and are valued based on quoted market prices. (See Note (4).)

     The fair value estimates presented herein are based on information available to the Company as of June 30, 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                           YEARS ENDED JUNE 30,
                          -----------------------
                           1997    1996    1995
                          ------  ------  -------
     Interest Paid......  $    -  $    6  $ 2,870
     Income Taxes Paid..   1,788   3,212   27,435

     The following non-cash transactions were excluded from the consolidated statements of cash flows for the years ended June 30, 1997, 1996 and 1995:

     In fiscal years 1997, 1996 and 1995, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid in capital and decreases to income taxes payable of $7,450,000, $3,833,000 and $835,000, respectively.

     In February 1995, in connection with the call for redemption of the Company's 1991 Debentures, holders of $79,104,000 aggregate principal amount of the 1991 Debentures surrendered them for conversion into an aggregate of 3,877,607 shares of common stock. The remaining $1,396,000 of the outstanding 1991 Debentures were redeemed at the redemption price of 104% plus accrued interest. (See Note (4).)

     Additional information with respect to the acquisitions referred to in Note
(2) above is as follows (in thousands):

                                       Year Ended
                                     June 30, 1997
                                     -------------
     Fair value of assets acquired       $47,537
     Net cash paid                      (10,612)
     Value of stock paid                (24,488)
                                        -------
     Liabilities assumed                $12,437
                                        =======

                         SYNETIC, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 1997, 1996 and 1995



                 Col. A                     Col. B            Col. C               Col. D         Col. E
----------------------------------------  ----------  -----------------------  ---------------  ----------
                                                             Additions
                                                      -----------------------
                                          Balance at  Charges to  Charges to                    Balance at
                                          Beginning   Costs and      Other                        End of
              Description                 of Period    Expenses    Accounts     (Deductions)      Period
----------------------------------------  ----------  ----------  -----------  ---------------  ----------

Deducted in the Balance Sheet
   from the asset to which it applies:

Allowance for doubtful accounts
   and sales returns
June 30, 1997...........................    $671,000     205,000      14,000      (151,000)(1)    $739,000
June 30, 1996...........................    $636,000     126,000      (7,000)      (84,000)(1)    $671,000
June 30, 1995...........................    $393,000     307,000       7,000       (71,000)(1)    $636,000


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

10.8 Form of Services Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.7 to the Registration Statement.

10.9 Form of Tax Sharing Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.10 Form of Indemnification Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.9 to the Registration Statement.

10.11 Purchase and Sale Agreement, dated as of May 24, 1994, between Merck & Co., Inc. and the Company (the "Purchase and Sale Agreement"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994.

Number                             Title
------                             -----

10.12 Purchase Agreement, dated as of May 24, 1994, between Medco Containment Services, Inc. and Porex Technologies Corp. Incorporated by reference to Exhibit 10.23 to the 1994 10-K.

10.13 Stock Purchase Agreement, dated as of August 9, 1994, between the Company and Pharmacy Corporation of America. Incorporated by reference to Exhibit 10.24 to the 1994 10-K.

10.14 Amended and Restated Investment Agreement, dated as of September 13, 1994, between Martin J. Wygod and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 1994.

10.15 Form of Stock Option Agreement, made as of December 7, 1994, between the Company and each of James V. Manning (for 150,000 shares), Paul C. Suthern (for 180,000 shares), Victor L. Marrero (for 125,000 shares), David J. Schlanger (for 125,000 shares), Pamela B. Spira (for 125,000 shares) and Anthony Vuolo (for 125,000 shares). Incorporated by reference to Annex A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 1995.*

10.16 Merger Agreement, dated December 23, 1996, among the Company, Synternet Acquisition Corp., a wholly owned subsidiary of the Company, Avicenna and the certain other individuals and entities. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 333-18771).

10.17 1996 Class C Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

10.18 1997 Class D Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

10.19 1991 Special Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

21.1**    Subsidiaries of the Company.

23.1**    Consent of Arthur Andersen LLP.

23.2**    Consent of Emens, Kegler, Brown, Hill & Ritter Co., L.P.A.

24.1**    Powers of Attorney of the Company.

Number                             Title
------                             -----

27**      Financial Data Schedule.

99.1 Excerpt from the Consulting Agreement between Merck & Co., Inc. and Martin J. Wygod relating to provisions incorporated in the Purchase and Sale Agreement. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994.

___________________________
* Management contract or compensation plan or arrangement.

**   Filed herewith.