Form 10-K/A
period 1997-06-30
SYNETIC INC
filed 1997-10-03
CIK 850436

================================================================================

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

                      DOCUMENTS INCORPORATED BY REFERENCE

          None.

================================================================================

                                    PART II

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

Capital Resources and Liquidity

     As of June 30, 1997, the Company had $77,303,000 of cash and cash equivalents and $238,525,000 of marketable securities.

     Cash and cash equivalents increased $55,093,000 for the fiscal year ended June 30, 1997 as a result of proceeds from the issuance of the Convertible Debentures, the majority of which were invested in marketable securities. Net cash provided by operations was $9,017,000, a decrease of $2,276,000 from the fiscal year ended June 30, 1996. This decrease was primarily related to expenditures associated with the development of the Company's healthcare communications business and increased working capital requirements. The significant funds generated from operating activities are reinvested in existing businesses and are used to fund capital expenditures.

      Net cash provided by financing activites was $161,008,000 for the fiscal year ended June 30, 1997, primarily resulting from the issuance of the Convertible Debentures.

      Net cash used for investing activities was $114,932,000 for the fiscal year ended June 30, 1997, reflecting the investment of a portion of the proceeds from the issuance of the Convertible Debentures in marketable securities.

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


       The directors of the Company are as follows:


                                       Director                      Principal
Name                              Age   Since                       Occupation
--------------------------------  ---  --------  -------------------------------------------------

  Thomas R. Ferguson               70      1989  Mr. Ferguson has been a member of the law firm of
                                                 Ferguson, Case, Orr, Paterson & Cunningham for
                                                 more than five years.

  Mervyn L. Goldstein, M.D.        60      1989  Dr. Goldstein has been a physician in private
                                                 practice, Associate Clinical Professor of Medicine at
                                                 the Albert Einstein College of Medicine in New York
                                                 City and Attending Physician in Medicine and
                                                 Oncology at Montefiore Medical Center in New York
                                                 City for more than five years.

  Ray E. Hannah                    61      1989  See "Part I.  Executive Officers."

  Roger H. Licht                   43      1989  Mr. Licht has been a member of the law firm of
                                                 Licht & Licht for more than five years.

  James V. Manning                 50      1989  See "Part I.  Executive Officers."

  Charles A. Mele                  41      1989  See "Part I.  Executive Officers."

  Herman Sarkowsky                 72      1989  Mr. Sarkowsky has been Chairman of the Board and
                                                 Chief Executive Officer of Sarkowsky Investment
                                                 Corporation, a diversified investment company, for
                                                 more than five years.  Since May 1992, he has been
                                                 a director of Seafirst Bank.  Mr. Sarkowsky is also
                                                 a director of Eagle Hardware & Garden Inc. and
                                                 Hollywood Park, Inc.

  Paul C. Suthern                  45      1993  Mr. Suthern has been Vice Chairman of the
                                                 Company since July 1996 and was the President and
                                                 Chief Operating Officer of the Company from
                                                 February 1993 until July 1996 and was also the Chief
                                                 Executive Officer from October 1993 until January
                                                 1995.  Mr. Suthern was also President and Chief
                                                 Operating Officer of Medco Containment Services,
                                                 Inc. ("Medco") from November 1992 through
                                                 December 1994 and Assistant to Medco's Chairman



                                                 from December 1991 to November 1992.  Prior
                                                 thereto he was Executive Vice President--Operations
                                                 of Medco for more than five years.

  Albert M. Weis                   70      1989  Mr. Weis has been President of A.M. Weis & Co.,
                                                 Inc., a commodities trading corporation, for more
                                                 than five years. Since August 1997, Mr. Weis has
                                                 been the Chairman of the Board of the New York
                                                 Cotton Exchange.  Mr. Weis is also a member of the
                                                 Board of the Commodities Clearing Corporation.

  Martin J. Wygod                  57      1989  Mr. Wygod has been Chairman of the Board of the
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

        No family relationship exists among any of the directors or executive officers except that Martin J. Wygod, Chairman of the Board of the Company, and Paul C. Suthern are brothers-in-law. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company. All executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.


                              --------------------


  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


       Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 1997 and Forms 5 and amendments thereto furnished to the Company for such year, no person failed to disclose on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such year.

  ITEM 11.  EXECUTIVE COMPENSATION.


       Prior to the consummation of the purchase of shares of Common Stock from Merck & Co., Inc. ("Merck") by the Company and SN Investors (the "Purchase") on December 14, 1994, the Company bore a proportionate share of the cost or expense in respect of Medco compensation, benefits and travel and entertainment expenses of certain officers of the Company who were also employees of Medco or its subsidiaries other than the Company. During the period from July 1, 1994 through December 14, 1994, the executive officers of the Company, other than Ray E. Hannah, Vice President--Porex Technologies Group of the Company, did not receive any cash compensation for services to the Company or its subsidiaries. In the case of Mr. Hannah, all amounts shown below were paid by the Company. Following the consummation of the Purchase, the other executive officers of the Company became salaried employees of the Company and began to participate in the employee benefit plans and arrangements of the Company.


       The following table presents information concerning compensation paid for services to the Company during the last three fiscal years to Mr. Manning, the Chief Executive Officer of the Company, and to Messrs. Hannah, Marrero, Mele and Vuolo, the only other executive officers whose combined salary and bonus during the fiscal year ended June 30, 1997 exceeded $100,000 (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE
                          --------------------------
                                                                                    LONG TERM
                                                      ANNUAL COMPENSATION          COMPENSATION
                                              -----------------------------------  ------------
                                                                         OTHER     SECURITIES
                                                                         ANNUAL    UNDERLYING     ALL OTHER
                                                                        COMPEN-     OPTIONS/      COMPEN-
   NAME AND PRINCIPAL POSITION       YEAR      SALARY ($)   BONUS ($)  SATION ($)   SARS (#)      SATION ($)
---------------------------------  ---------  ------------  ---------  ----------  -----------  ---------------

James V. Manning.................      1997     100,000           --          --           --             --
  President and Chief                  1996     100,000           --          --           --             --
   Executive Officer                   1995      50,000(1)        --          --      150,000             --

Ray E. Hannah....................       1997    163,461      100,000       4,505       40,000          5,901(2)
  Vice President                        1996    160,000       74,140          --           --          3,239(2)
  --Porex Technologies Group            1995    160,000           --          --           --          4,146(2)

Charles A. Mele..................       1997    150,000           --      12,000      195,000          2,019(3)
  Vice President and General            1996    150,000       12,460      12,000           --          1,540(3)
   Counsel                              1995         --           --          --           --             --

Anthony Vuolo....................       1997    150,000           --      12,000       81,000          2,019(3)
  Vice President and Chief              1996    150,000           --      12,000           --          1,419(3)
   Financial Officer (since May         1995     43,269(4)        --       3,461      125,000             --
   1997)

Victor L. Marrero................       1997    150,000           --      12,000       31,000          2,019(3)
  Vice President and Chief              1996    150,000           --      12,000           --          1,419(3)
   Financial Officer (through           1995     75,000(5)        --       6,000      125,000             --
   May 1997)

----------------------

  (1) During the period beginning on July 1, 1994 and ending on December 14, 1994, the date of consummation of the Purchase, Mr. Manning was paid a salary of $186,923 by Medco, none of which was attributed to services rendered to the Company. During the period beginning on December 15, 1994 and ending on June 30, 1995, Mr. Manning was paid a salary of $50,000 by the Company. Effective August 1, 1996, Mr. Manning assumed the responsibilities of acting President of the Company.

  (2) Includes Company matching contributions to the Porex 401(k) plan and life insurance premiums paid on behalf of Mr. Hannah of $2,043 and $2,103, respectively, in the fiscal year ended June 30, 1995, $1,878 and $1,361, respectively, in the fiscal year ended June 30, 1996 and $3,795 and $2,106, respectively, in the fiscal year ended June 30, 1997.

  (3)  Comprised of Company matching contributions to the Porex 401(k) Plan.

  (4) During the period beginning on July 1, 1994 and ending on December 14, 1994, the date of consummation of the Purchase, Mr. Vuolo was paid a salary of approximately $115,000 by Medco, none of which was attributed to services rendered to the Company. During the period beginning on December 15, 1994 and ending on June 30, 1995, Mr. Vuolo was paid a salary of $43,269 by the Company.

  (5) During the period beginning on July 1, 1994 and ending on December 14, 1994, the date of consummation of the Purchase, Mr. Marrero was paid a salary of approximately $115,000 by Medco, none of which was attributed to services rendered to the Company. During the period beginning on December 15, 1994 and ending on June 30, 1995, Mr. Marrero was paid a salary of $75,000 by the Company. Mr. Marrero was the Chief Financial Officer from December 1994 until May 1997, at which time Mr. Vuolo became the Chief Financial Officer.


                              --------------------

       The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS
                     -----------------------------------------------------
                       NUMBER OF
                      SECURITIES      % OF TOTAL
                      UNDERLYING     OPTIONS/SARS    EXERCISE
                       OPTIONS/       GRANTED TO      OR BASE
                         SARS          EMPLOYEES       PRICE    EXPIRATION       GRANT DATE
       NAME           GRANTED (#)   IN FISCAL YEAR    ($/SH)       DATE     PRESENT VALUE ($)(2)
-------------------  -------------  ---------------  ---------  ----------  --------------------
Ray E. Hannah......      40,000(1)        1.1%          35.50      4/16/07        459,998
Victor L. Marrero..      31,000(1)         .8%          32.25     10/02/06        309,874
Charles A. Mele....     195,000(1)        5.3%          32.25     10/02/06      1,949,204
Anthony Vuolo......      31,000(1)         .8%          32.25     10/02/06        309,874
                         50,000(1)        1.4%          35.53      6/23/07        575,981

  ____________

  (1) These options vest and become exercisable at the rate of 20% per year, commencing on the first anniversary of the date of grant and were granted on the following dates: Mr. Hannah, all on April 16, 1997; Messrs. Marrero and Mele, all on October 2, 1996; and Mr. Vuolo, 31,000 on October 2, 1996 and 50,000 on June 23, 1997.


  (2) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:
       (i) the respective option exercise price, specified above, equal to the fair market value of the underlying stock on the date of grant; (ii) the exercise of options within one year of the date that they become exercisable; (iii) a risk-free interest rate of 6.5% per annum; and (iv) volatility of 0.2722 calculated using daily stock prices of the Company during the period from the date of the Purchase to June 30, 1997. The ultimate values of the options will depend on the future market price of the Company's stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

       No options to purchase Common Stock were exercised by the Named Executive Officers during the fiscal year ended June 30, 1997. Messrs. Marrero and Vuolo realized income of $2,522,534 and $2,006,240, respectively, from the exercise of options to purchase common stock of Merck granted prior to the closing of the Purchase, but which continued to vest and remained exercisable thereafter as a result of their employment by the Company. See "Item 13. Certain Relationships and Related Transactions--Purchase and Sale Agreement; Divestiture."

       The following table presents information concerning the fiscal year-end value of options to purchase Common Stock held by the Named Executive Officers.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES

                        NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                       UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/
                     OPTIONS/SARS AT FY-END (#)      SARS AT FY-END ($)(1)
                     ---------------------------  ---------------------------
       NAME          EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-------------------  ---------------------------  ---------------------------

James V. Manning...        225,000        90,000      6,488,750     2,430,000
Ray E. Hannah......         64,000        40,000      1,754,500        60,000
Victor L. Marrero..         60,000       106,000      1,667,500     2,172,250
Charles A. Mele....         70,000       195,000      1,945,000       926,250
Anthony Vuolo......         86,000       164,000      2,293,000     2,482,500

-----------------------------
  (1) Based upon the fiscal year-end closing price of the Common Stock of $37.00.

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

                              PENSION PLAN TABLE


                    Years of Service
---------------------------------------------------------

 Remuneration     15      20      25      30      35
--------------  ------  ------  ------  ------  ------
   100,000      15,363  20,484  25,604  30,725  35,864
   115,000      18,063  24,084  30,104  36,125  42,146
   125,000      19,863  26,484  33,104  39,725  46,346
   150,000      24,363  32,484  40,604  48,725  56,846
   152,000      24,723  32,964  41,204  49,445  57,686
   or more

      Ray E. Hannah, the only Named Executive Officer participating in the Pension Plan, had accrued 29 credited years of service under the Pension Plan and had annual remuneration covered by the Pension Plan of $160,000 as of January 1, 1997. Sections 401(a)(17) and 415 of the Internal Revenue Code limit the amount of compensation that may be considered in computing benefits under a qualified retirement plan. For 1995 and 1996, the maximum amount of compensation allowed for use in calculating an individual's pension benefits under the Retirement Plan was $150,000. For 1997, the maximum increased to $160,000.

   COMPENSATION OF DIRECTORS

      Those directors who are not officers or employees of the Company received no cash compensation for serving as directors for the fiscal year ended June 30, 1997. The Company's 1991 Director Stock Option Plan (the "Director Plan") provides that on the first business day of each fiscal year of the Company, each director who is not an officer or employee of the Company then in office will automatically be granted an option to purchase 10,000 shares of Common Stock. In addition, each director who is not an officer or employee of the Company automatically receives an option to purchase 10,000 shares of Common Stock at the time such director is first elected to the Board. The Director Plan is administered by the Board of Directors or any executive officer or officers designated by the Board. Non-employee directors have also received in the past options to purchase Common Stock under the Company's 1989 Class A Stock Option Plan (the "Class A Plan"), and the Company from time to time has granted options to purchase Common Stock to certain of such directors outside the Company's stock option plans on terms similar to those contained in the Class A Plan.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information as of September 15, 1997 (except as otherwise indicated) concerning the beneficial ownership of the Company's Common Stock by each person known by the Company to own more than 5% of its Common Stock.

                                                  AMOUNT
NAME AND ADDRESS OF                           AND NATURE OF          PERCENT
BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP    OF CLASS (1)
---------------------------------------  ------------------------  ------------

     Martin J. Wygod...................           5,421,468(2)(3)         30.3%
     River Edge Farm
     P.O. Box 1949
     Buellton, California  93427

     SN Investors, L.P.................             5,061,857(2)          28.7%
     P.O. Box 616
     Fair Lawn, New Jersey  07410

     FMR Corp..........................             1,157,582(4)           6.6%
     82 Devonshire Street
     Boston, Massachusetts  02107

     The Prudential Insurance Company..             1,019,743(5)           5.8%
     of America ("Prudential")
     Prudential Plaza
     Newark, New Jersey  07102

     James R. Buell....................             1,010,916(6)           5.7%
     Star Route Box 129
     Orovada, Nevada  89425

-------------------------------------

  (1) The number of shares of Common Stock deemed outstanding includes: (i) 17,650,965 shares of Common Stock outstanding as of September 15, 1997,
      (ii) the number of shares, if any, of Common Stock that the respective persons named in the above table have the right to acquire presently or within 60 days of September 15, 1997 upon exercise of stock options and
      (iii) the number of shares, if any, of Common Stock, which the respective persons named in the above table have the right to acquire upon conversion of the Company's 5% Convertible Subordinated Debentures due 2007 ("Convertible Debentures").


  (2) SN Investors, the general partner of which is controlled by Mr. Wygod, is the record and beneficial owner of 5,061,857 shares of Common Stock. Mr. Wygod is an indirect beneficial owner of such shares and they are included in the total of 5,421,468 shares listed as beneficially owned by Mr. Wygod. See "Item 13. Certain Relationships and Related Transactions-- Purchase and Sale Agreement; Divestiture" and "--Investment Agreement" for additional information regarding SN Investors.

 (3) Includes 256,000 shares of Common Stock that Mr. Wygod has the right to acquire presently or within 60 days of September 15, 1997 upon exercise of stock options or upon conversion of Convertible Debentures. Includes 2,000 shares of Common Stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. Does not include 3,500 shares of Common Stock and shares of Common Stock issuable upon conversion of $1,500,000 principal amount of Convertible Debentures owned by Medco Containment Services Foundation, Inc., a charitable foundation of which Messrs. Manning, Suthern and Wygod are trustees and share voting and dispositive power nor 105,350 shares of Common Stock and shares of Common Stock issuable upon conversion of $500,000 principal amount of Convertible Debentures owned by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

 (4) The information shown is as of December 31, 1996 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity VIP Equity-Income Fund, Abigail P. Johnson and Edward C. Johnson, 3d, the controlling stockholder of FMR Corp., in a Schedule 13G filed with the Commission. Such persons reported that FMR Corp. is the parent holding company of Fidelity Management and Research Company, and that Edward C. Johnson, 3d, FMR Corp., through its control of Fidelity Management and Research Company, and the Funds each has sole power to dispose of such shares. Sole power to vote the shares resides in the Fund's Board of Trustees.

 (5) The information shown is as of December 31, 1996 and is based upon information disclosed by Prudential in its Schedule 13G filed with the Securities and Exchange Commission (the "Commission"). Prudential reported in its Schedule 13G that it has shared voting and dispositive power over such shares.


 (6) Includes 131,667 shares of Common Stock that Mr. Buell has the right to acquire presently or within 60 days of September 15, 1997 upon exercise of stock options or upon conversion of Convertible Debentures. The information shown is as of May 28, 1997 and is based upon information disclosed by Mr. Buell in his Schedule 13D filed with the Securities and Exchange Commission. Mr. Buell reported in his Schedule 13D that he has sole voting and dispositive power over such shares.

                        SECURITY OWNERSHIP OF MANAGEMENT


       The following table sets forth certain information, as of September 15, 1997, concerning the ownership of Common Stock by each of the directors, each of the Named Executive Officers, and by all directors and executive officers of the Company as a group.


                                               AMOUNT AND
                                          NATURE OF BENEFICIAL    PERCENT OF
NAME OF BENEFICIAL OWNER                    OWNERSHIP (1)(2)       CLASS (3)
--------------------------------------  ------------------------  -----------

Thomas R. Ferguson....................           108,117            *
Mervyn L. Goldstein...................           110,717(4)         *
Ray E. Hannah.........................           137,628            *
Roger H. Licht........................            81,333            *
James V. Manning......................           269,740(5)         1.51%
Victor L. Marrero.....................            68,958            *
Charles A. Mele.......................           112,188(6)         *
Herman Sarkowsky......................           230,724(7)         1.30%
Paul C. Suthern.......................           202,500(5)         1.13%
Anthony Vuolo.........................            94,858            *
Albert M. Weis........................           157,169(8)         *
Martin J. Wygod.......................         5,421,468(5)(6)(9)   30.28%
All directors and executive officers
  as a group (13 persons).............         7,000,750            36.79%

--------------------------------

  *  Less than one percent.

  (1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, unless otherwise indicated in the following footnotes.


  (2) Includes the following number of shares of Common Stock that the following persons have the right to acquire presently or within 60 days of September 15, 1997 upon exercise of stock options and the number of shares of Common Stock that the following persons have the right to acquire upon conversion of Convertible Debentures: Mr. Ferguson, 103,667; Dr. Goldstein, 98,667; Mr. Hannah, 64,167; Mr. Licht, 79,333;
       Mr. Manning, 233,333; Mr. Marrero, 67,033; Mr. Mele, 109,833; Mr.
       Sarkowsky, 127,000; Mr. Suthern, 200,500; Mr. Vuolo, 93,033; Mr. Weis, 106,167; Mr. Wygod, 256,000; and all directors and executive officers as a group, 1,471,700. Includes 1,461 shares of Common Stock allocated to the account of Mr. Hannah, 100 shares of Common Stock allocated to the account of Mr. Marrero, 105 shares of Common Stock allocated to the account of Mr. Mele and 100 shares of Common Stock allocated to the account of Mr. Vuolo under the Porex Technologies Corp. 401(k) Savings Plan as of June 30, 1997.

  (3)  The number of shares of Common Stock deemed outstanding includes:
       (i) 17,650,965 shares of Common Stock outstanding as of September 15,
       1997,
       (ii) the number of shares of Common Stock that the respective persons named in the above table have the right to acquire presently or within 60 days of September 15, 1997 upon exercise of stock options and (iii) the number of shares of Common Stock that the respective persons named in the above table have the right to acquire upon conversion of Convertible Debentures.

  (4) Includes 200 shares of Common Stock owned by Dr. Goldstein's spouse, as to which Dr. Goldstein disclaims beneficial ownership.

  (5) Does not include 3,500 shares of Common Stock and shares of Common Stock issuable upon conversion of $1,500,000 principal amount of Convertible Debentures owned by Medco Containment Services Foundation, Inc., a charitable foundation of which Messrs. Manning, Suthern and Wygod are trustees and share voting and dispositive power.

  (6) Does not include 105,350 shares of Common Stock and shares of Common Stock issuable upon conversion of $500,000 principal amount of Convertible Debentures owned by the Rose Foundation, a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

  (7) Includes 14,705 shares of Common Stock owned by a charitable foundation of which Mr. Sarkowsky is a director.

  (8) Includes 3,050 shares of Common Stock owned by a corporation of which Mr. Weis is the sole stockholder, sole director and president and 3,200 shares of Common Stock held in trust for Mr. Weis's children.

  (9) Includes 2,000 shares of Common Stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. See also "Footnote 2 to Principal Stockholders Table".

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


       PURCHASE AND SALE AGREEMENT; DIVESTITURE. On December 14, 1994, pursuant to the Purchase and Sale Agreement dated as of May 24, 1994 between the Company and Merck (the "Purchase and Sale Agreement"), the Company purchased 5,268,463 shares of the Company's Common Stock from Merck for an aggregate purchase price of $37,764,019. At the time of the purchase by the Company, SN Investors purchased 5,061,857 shares of the Company's Common Stock (the "Wygod Shares" and, collectively with the shares purchased by the Company, the "Shares") from Merck for an aggregate purchase price of $36,283,079. The purchase prices for the Shares stated above reflect a final purchase price adjustment, pursuant to the terms of the Purchase and Sale Agreement, in the amount of $2,331,256 that was paid by the Company to Merck on July 31, 1996, $1,142,315 of which was reimbursed to the Company by SN Investors. The purchase by SN Investors was made pursuant to an assignment by the Company to Mr. Wygod of the right to purchase the Wygod Shares pursuant to the Investment Agreement between Mr. Wygod and the Company, dated as of September 13, 1994 (the "Investment Agreement"). Mr. Wygod, as permitted under the Investment Agreement, further assigned to SN Investors his right to purchase the Wygod Shares. The Investment Agreement governs the terms and conditions under which the Wygod Shares will be held by Mr. Wygod and his permitted assignees and transferees. See "--Investment Agreement."


       Also on December 14, 1994, the Company consummated the sale (the "Divestiture") of the subsidiaries conducting the Company's institutional pharmacies business (the "Institutional Pharmacies Business") to Pharmacy Corporation of America, an indirect, wholly owned subsidiary of Beverly Enterprises, Inc. ("Beverly"), for approximately $107,300,000.


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


       Pursuant to the terms of the Purchase and Sale Agreement, options to purchase common stock of Merck and its subsidiaries (other than the Company and its subsidiaries) previously granted to certain employees and consultants were modified so that employment by or consulting services to the Company or its subsidiaries (in the case of employees and consultants continuing with the Company after the closing of the Purchase) or Beverly or its subsidiaries (in the case of employees and consultants continuing with the Institutional Pharmacies Business after the closing of the Divestiture) will be considered employment by or consulting services to Merck and its subsidiaries for purposes of vesting and continued exercisability of such options; provided that no further vesting of such options occurred after June 1, 1996.


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


       A "Change of Control" under the Investment Agreement means: (a) the acquisition by any person, entity or group of at least 50% of the voting power of the voting securities of the Company other than the Wygod Shares; (b) individuals who, as of the date of the Investment Agreement, constitute the Board of Directors of the Company (the "Incumbent Board") ceasing for any reason to constitute at least a majority of the Board of Directors (provided that directors whose nomination or election was approved by the Incumbent Board are also generally deemed to be part of the Incumbent Board); (c) a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), excluding, however, such a Business Combination pursuant to which (i) all or substantially all of the individuals and entities who were the beneficial owners of the Company's voting securities immediately prior to such Business Combination beneficially own more than 60% of, respectively, the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination, in substantially the same proportions as their ownership immediately prior to such Business Combination of the Company's voting securities, and (ii) at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board of Directors providing for such Business Combination;
  (d) a complete liquidation or dissolution of the Company; or (e) the issuance by the Company following the closing of the Purchase of shares of Common Stock constituting in the aggregate more than 50% of the shares of Common Stock outstanding as of immediately following the closing of the Purchase. As of September 15, 1997, the Company had issued 5,141,256 shares of Common Stock since the closing of the Purchase. Accordingly, the issuance of an aggregate of 1,113,599 additional shares of Common Stock would be a "Change of Control" as defined in clause (e) above.


       Pursuant to the Investment Agreement, during the Restriction Period: (a) Mr. Wygod and SN Investors are required to vote (or cause to be voted) the Wygod Shares (i) with respect to election of directors, for the nominees who would have been elected based on the vote of all shares of Common Stock, other than the Wygod Shares, in proportion to the votes that such nominees received, and (ii) on all other matters to come before the stockholders of the Company, in the same manner as a majority of the outstanding shares of Common Stock (other than the Wygod Shares) are voted; and (b) except for sales pursuant to a tender or exchange offer for the shares of Common Stock that is not opposed by the Board of Directors of the Company, neither Mr. Wygod nor SN Investors may transfer interests in the Wygod Shares (except that Mr. Wygod may transfer interests in SN Investors to the extent otherwise permitted by the Investment Agreement). Upon the expiration of the obligations of Mr. Wygod and SN Investors described in this paragraph, Mr. Wygod and SN Investors may be in a position to influence the election of the Company's Board of Directors as well as the direction and future operations of the Company.


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


       The Investment Agreement also provides certain demand registration rights to Mr. Wygod at Mr. Wygod's expense that are assignable to any permitted transferee of the Wygod Shares; provided that, in no event is the Company required to file in the aggregate more than two registration statements in connection therewith. Mr. Wygod has not assigned such registration rights to SN Investors. While Mr. Wygod currently intends to assign such registration rights to SN Investors in the event the General Partner determines to sell or otherwise transfer the Wygod Shares under circumstances in which registration would be required, Mr. Wygod is under no obligation to do so.


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


       OTHER. The Company was reimbursed approximately $121,600 and $49,500 by a corporation controlled by Mr. Wygod for the partial use of two of the Company's office facilities and for services rendered by one Company employee during the fiscal years ended June 30, 1997 and 1996, respectively.

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



                                    SYNETIC, INC.



  Date:  October 1, 1997            By:      /s/ Charles A. Mele
                                         ------------------------------------
                                         Name:  Charles A. Mele
                                         Title:  Vice President-General Counsel

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

(2)  ACQUISITIONS:

     Avicenna --

     On December 24, 1996, the Company acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna, a privately-held, developmental-stage company located in Cambridge, Massachusetts, for 428,643 shares of the Company's common stock and 161,015 shares of the Company's common stock to be issued in connection with the exercise of employee stock options. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The shares were valued, based on an independent appraisal, at approximately $47.37 per share. As additional consideration, the Company agreed to issue to certain sellers, nontransferable warrants covering 250,000 shares of the Company's common stock, exercisable after December 23, 1998 at a price of $54.50 per share. Avicenna's business plan has been to market and build Intranets for managed care organizations, hospitals and physician groups. The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired and liabilities assumed based on their appraised fair values. Avicenna's results of operations have been included in the Company's financial statements since December 24, 1996.

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

     CareAgents--

     On January 23, 1997, the Company acquired CareAgents for 106,029 shares of the Company's common stock. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The shares were valued, based on an independent appraisal, at approximately $30.65 per share. CareAgents was an early development stage company focused on Internet-based clinical commerce applications. The acquisition was accounted for using the purchase method with the purchase price being allocated entirely to purchased research and development. CareAgents' results of operations have been included in the Company's financial statements since January 23, 1997. The amount allocated to purchased research and development of $3,585,000 was determined based on an independent appraisal using established valuation techniques.

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

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  LONG-TERM DEBT:

     In February 1997, the Company issued to the public $165,000,000 aggregate principal amount of its 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"). The Convertible Debentures are convertible at any time prior to maturity, unless previously redeemed into shares of the Company's common stock, at a conversion price of $60.00 per share, subject to adjustment under certain circumstances. In connection with the issuance of the Convertible Debentures, the Company recorded debt issuance costs of approximately $5.1 million which are included in other assets in the consolidated financial statements. Such costs are being amortized to interest expense using the effective interest method over the life of the Convertible Debentures.

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

     The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1997 and 1996:

                                            1997         1996
                                            ----         ----
      Expected dividend yield                   0%           0%
      Expected volatility                   .2722        .2722
      Risk-free interest rates                6.5%         6.5%
      Expected option lives (years)      .083-1.74    .083-1.74

Weighted average fair
  value of options granted
  during the year                      $     10.11   $     5.08

     A summary of the status of the Company's stock option plans for the three year period ended June 30, 1997 is presented below:

                                                          Years Ended June, 30
                                      -----------------------------------------------------------
                                              1997               1996                1995
                                      -------------------  ------------------  ------------------
                                                 Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                 Exercise            Exercise            Exercise
                                       Shares      Price    Shares     Price    Shares     Price
                                       ------    --------   ------   --------   ------  ---------
Beginning of year..............       3,746,750    $12.52  3,591,900   $11.50  3,239,830   $12.16
Granted........................       4,047,264    $39.22    366,000   $24.54  1,228,000   $11.37
Exercised......................        (343,990)   $ 9.94   (137,350)  $12.81   (364,570)  $11.82
Canceled.......................        (313,445)   $39.90    (73,800)  $16.13   (511,360)  $15.17
                                      ---------            ---------           ---------

End of year....................       7,136,579    $26.58  3,746,750   $12.63  3,591,900   $11.50
                                      =========            =========           =========

Exercisable at
  end of year..................       2,379,281            2,160,050           1,846,300
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

     Porex has been named as one of many co-defendants in a number of actions brought by recipients of silicone mammary implants. One of the pending claims is styled as a purported class action. Certain of the actions against Porex have been dismissed or settled by the manufacturer or insurance carriers of Porex without material cost to Porex. The Company believes its insurance coverage provides adequate coverage against liabilities that could arise from actions or claims arising out of Porex's distribution of implants.

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

  23.1      Consent of Arthur Andersen LLP.

  23.2      Consent of Kegler, Brown, Hill & Ritter Co., L.P.A.

  24.1**    Powers of Attorney of the Company.

  27**      Financial Data Schedule.

  99.1 Excerpt from the Consulting Agreement between Merck & Co., Inc. and Martin J. Wygod relating to provisions incorporated in the Purchase and Sale

Number                                 Title
------                                 -----

            Agreement. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994.


  ___________________________
  *  Management contract or compensation plan or arrangement.


  ** Previously filed with the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997.