Form 10-Q
period 1997-09-30
SYNETIC INC
filed 1997-11-14
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at November 10, 1997
    ---------------------           --------------------------------
    Common Stock                    17,662,956 shares
    par value $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                         Page
                                                                         ----

Part I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements

            Consolidated Balance Sheets --
              September 30, 1997 and June 30, 1997                         3

            Consolidated Statements of Income --
              Three Months Ended September 30, 1997 and 1996               5

            Consolidated Statements of Cash Flows --
              Three Months Ended September 30, 1997 and 1996               6

            Notes to Consolidated Financial Statements                     7

            Item 2.  Management's Discussion and
                      Analysis of Results of Operations and
                      Financial Condition                                  9

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                       11

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

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                         September 30,   June 30,
                                              1997         1997
                                         --------------  ---------
                                          (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.............       $ 75,002   $ 77,303
 Marketable securities.................         11,745     11,765
 Accounts receivable, net of
   allowances for doubtful accounts
   and sales returns of $789 and $739
   at September 30, 1997 and June 30,
   1997, respectively..................          9,215      9,094
 Inventories...........................          5,764      5,505
 Other current assets..................         10,510      9,233
                                              --------   --------
   Total current assets................        112,236    112,900
                                              --------   --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements.................          1,604      1,613
 Building and improvements.............         10,055      9,911
 Machinery and equipment...............         22,850     23,444
 Furniture and fixtures................          3,460      3,283
 Construction in progress..............          2,991      2,516
                                              --------   --------
                                                40,960     40,767
 Less:  Accumulated depreciation.......        (19,578)   (18,681)
                                              --------   --------

   Property, plant and equipment, net..         21,382     22,086
                                              --------   --------

OTHER ASSETS:
 Marketable securities.................        226,779    226,760
 Other.................................         21,499     20,357
                                              --------   --------
   Total other assets                          248,278    247,117
                                              --------   --------
                                              $381,896   $382,103
                                              ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,   June 30,
                                                    1997         1997
                                               --------------  ---------
                                                (unaudited)
CURRENT LIABILITIES:
 Accounts payable............................       $  1,805   $  2,344
 Accrued liabilities.........................         10,964     14,203
 Income taxes payable........................          2,723      3,044
                                                    --------   --------
   Total current liabilities.................         15,492     19,591
                                                    --------   --------

LONG-TERM DEBT, LESS CURRENT PORTION.........        165,000    165,000

DEFERRED TAXES AND OTHER LIABILITIES.........          8,608      8,776

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
   10,000,000 shares authorized; none
   issued....................................              -          -
 Common stock $.01 par value; 50,000,000
   shares authorized; 22,919,428 and
   22,865,149 shared issued; 17,650,965 and
   17,564,980 shares issued and outstanding
   at September 30, 1997 and June 30, 1997,
   respectively..............................            229        229
 Paid-in capital.............................        197,605    196,212
 Treasury stock, at cost; 5,268,463 and
   5,300,169 shares September 30, 1997 and
   at June 30, 1997, respectively............        (38,287)   (39,462)
 Retained earnings...........................         33,249     31,757
                                                    --------   --------
   Total stockholders' equity................        192,796    188,736
                                                    --------   --------
                                                    $381,896   $382,103
                                                    ========   ========



The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 1997 and 1996
                     (in thousands, except per share data)
                                  (unaudited)





                                               Three Months Ended
                                                  September 30,
                                                 1997         1996
                                            --------------  --------

Net sales.................................        $14,833   $11,185

  Cost of sales...........................          8,316     6,126
  Selling, general and administrative.....          6,682     3,751
  Interest and other income...............         (5,006)   (2,219)
  Interest expense........................          2,191         -
                                                  -------   -------
                                                   12,183     7,658
                                                  -------   -------

Income before provision for income taxes..          2,650     3,527

Provision for income taxes................          1,158     1,138
                                                  -------   -------

Net income................................        $ 1,492   $ 2,389
                                                  =======   =======

Net income per share......................           $.08      $.13
                                                  =======   =======

Weighted average shares outstanding.......         19,445    18,257
                                                  =======   =======




The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1997 and 1996
                                 (in thousands)
                                  (unaudited)

                                                    1997        1996
                                                  ---------  ----------

Cash flows from operating activities:
 Net income.....................................  $  1,492   $   2,389
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization.............     1,187         921

 Changes in operating assets and liabilities:
      Accounts receivable, net..................      (121)        269
      Inventories...............................      (259)       (656)
      Other assets..............................    (2,709)       (140)
      Accounts payable..........................      (539)          7
      Accrued liabilities.......................    (3,239)        583
      Income taxes payable......................       850       2,228
      Other liabilities.........................      (168)          -
                                                  --------   ---------
        Net cash provided by (used for)
         operating activities...................    (3,506)      5,601
                                                  --------   ---------

Cash flows from investing activities:
 Sales of marketable securities.................    14,265     162,021
 Purchase of marketable securities..............   (14,264)   (162,351)
 Capital expenditures...........................      (193)     (1,468)
                                                  --------   ---------
        Net cash (used for)
         investing activities...................      (192)     (1,798)
                                                  --------   ---------

Cash flows from financing activities:
 Payments for treasury stock....................         -      (1,712)
 Proceeds from exercises of stock options and
   401(k) purchases.............................     1,397       1,136
                                                  --------   ---------
        Net cash provided by (used for)
         financing activities...................     1,397        (576)
                                                  --------   ---------

Net increase (decrease) in cash and cash
 equivalents....................................    (2,301)      3,227
Cash and cash equivalents, beginning of period..    77,303      22,210
                                                  --------   ---------
Cash and cash equivalents, end of period........  $ 75,002   $  25,437
                                                  ========   =========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of September 30, 1997 (unaudited) and June 30, 1997 (audited), the results of their operations for the three months ended September 30, 1997 and 1996 (unaudited) and the results of their operations and their cash flows for the three months ended September 30, 1997 and 1996 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Porex Technologies Corp. and subsidiaries ("Porex"), Avicenna Systems Corp. ("Avicenna") and CareAgents, Inc.("CareAgents"), after elimination of all material intercompany accounts and transactions.

     The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 10-K"), which notes are incorporated herein by reference.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                        September 30,       June 30,
                                            1997              1997
                                   -----------------------  --------
                                         (unaudited)
     Raw materials and supplies..          $3,119            $2,672
     Work-in-process.............             362               347
     Finished goods..............           2,283             2,486
                                           ------            ------
                                           $5,764            $5,505
                                           ======            ======

(3)  Marketable securities:

     At September 30, 1997 and June 30, 1997, marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes.

(4)  Computation of net income per share:

     Net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented and, if dilutive, common stock equivalents. Common stock equivalents consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method. The $165 million 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"), if converted, would not have had a dilutive effect on net income per share for the periods presented.

(5)  Supplemental cash flow information (in thousands):

     For the three months ended September 30, 1997 and 1996, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $1,171,000 and $2,473,000, respectively.

                                     September 30,
Cash paid during the periods for:     1997    1996
                                     -------  -----
     Interest......................   $4,010  $   -
     Income taxes..................      261    940

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The historical operations of the Company are primarily related to its plastics technology business. All revenues and a significant majority of operating expenses were derived from these operations. As discussed below, the consolidated financial statements for the three months ended September 30, 1997 include certain costs associated with the Company's activities in developing its healthcare communications business.

Consolidated Results of Operations:
----------------------------------

     Net sales for the quarter ended September 30, 1997 increased by $3,648,000, or 32.6%, over the comparable prior year period as a result of sales increases across several product lines and, to a lesser extent, sales of Interflo Technologies Inc. ("Interflo"), a company acquired in February 1997. The sales increase was due principally to increased sales to medical original equipment manufacturers ("OEMs") of porous components used in diagnostic products in the healthcare area, increased sales of writing instrument components in the consumer area and increased sales of porous plastic components used in electronic devices in the industrial area.

     Cost of sales for the quarter ended September 30, 1997 increased by $2,190,000, or 35.7%, over the comparable prior year period due to the increased sales volume noted above, the inclusion in the current period of the operations of Interflo, and, to a lesser extent, additional depreciation for equipment associated with process improvements. As a percent of net sales, cost of sales for the quarter ended September 30, 1997 increased to 56.1% from 54.8% in the prior year period due to certain higher costs associated with the operations of Interflo. The Company expects to improve the productivity of Interflo through the introduction of the Company's more efficient technology and manufacturing processes.

     Selling, general and administrative expenses for the quarter ended September 30, 1997 increased by $2,931,000, or 78.1%, over the comparable prior year period due primarily to the inclusion of $2,299,000 in expenses associated with the Company's healthcare communications business which related primarily to research and development activities for which there was no comparable amount in the prior year period. Excluding these costs, as a percent of net sales, selling, general and administrative expenses for the quarter ended September 30, 1997 decreased to 29.5% from 33.5% in the comparable prior year period due principally to an increase in sales which was not proportionately offset by expenses, since a portion of these expenses is fixed and does not vary directly with sales.

     Interest and other income, net of interest expense, for the quarter ended September 30, 1997 increased by $596,000 or 26.9% over the comparable prior year period principally as a result of an increase in funds available for investment generated by the proceeds of the Company's Convertible Debentures issued in February 1997 partially offset by the interest expense associated with the Convertible Debentures.

     The effective tax rate for the three months ended September 30, 1997 increased to 43.7% from 32.3% in the prior year period as the Company currently records no state tax benefit for the expenses associated with its healthcare communications business and, to a lesser extent, due to the change in composition of the Company's marketable securities resulting in a decrease in investment income subject to the dividend received deduction.



Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities decreased by $2,302,000 to $313,526,000 during the three months ended September 30, 1997 principally due to the interest payment related to the Convertible Debentures partially offset by cash provided by operations.

     As a result of the continuing efforts in developing its healthcare communications business, the Company expects to incur significant research and development expenditures in connection with this new area of business until the products and services are successfully developed and marketed. During the three months ended September 30, 1997, the Company incurred expenditures of approximately $2,497,000 related to the development of its healthcare communications business. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,
(a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Item 1. Business--Acquisition Program" in the 1997 10-K.

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.                  Description
          -----------                  -----------

             11                     Computation of Earnings Per Share

             27                     Financial Data Schedule

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNETIC, INC.

                              /s/ Anthony Vuolo
                              -------------------------------
                              Anthony Vuolo
                              Vice President and
                              Chief Financial Officer

Dated: November 14, 1997

                                 EXHIBIT INDEX


               Number                    Description
               ------                    -----------

                 11                      Computation of Earnings Per Share

                 27                      Financial Data Schedule