Form 10-Q
period 1997-12-31
SYNETIC INC
filed 1998-02-13
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                  Outstanding at February 10, 1998
     ---------------------        --------------------------------
Common Stock                             17,683,714 shares
par value $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----
                                                                       Page
                                                                       ----
Part I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

         Consolidated Balance Sheets --
              December 31, 1997 and June 30, 1997                      3

         Consolidated Statements of Income --
              Six Months Ended December 31, 1997 and 1996              5

         Consolidated Statements of Cash Flows --
              Six Months Ended December 31, 1997 and 1996              6

         Notes to Consolidated Financial Statements                    7

         Item 2.  Management's Discussion and
                      Analysis of Results of Operations and
                      Financial Condition                              9

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                    11

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

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                         December 31,   June 30,
                                             1997         1997
                                         -------------  ---------
                                          (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.............      $ 76,641   $ 77,303
 Marketable securities.................         9,900     11,765
 Accounts receivable, net of
   allowances for doubtful accounts
   and sales returns of $782 and $739
   at December 31, 1997 and June 30,
   1997, respectively..................         9,249      9,094
 Inventories...........................         5,906      5,505
 Other current assets..................        11,267      9,233
                                             --------   --------
   Total current assets................       112,963    112,900
                                             --------   --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements.................         1,606      1,613
 Building and improvements.............        10,301      9,911
 Machinery and equipment...............        26,134     23,444
 Furniture and fixtures................         3,546      3,283
 Construction in progress..............         3,194      2,516
                                             --------   --------
                                               44,781     40,767
 Less:  Accumulated depreciation.......       (20,026)   (18,681)
                                             --------   --------

   Property, plant and equipment, net..        24,755     22,086
                                             --------   --------

OTHER ASSETS:
 Marketable securities.................       226,799    226,760
 Other.................................        19,662     20,357
                                             --------   --------
   Total other assets                         246,461    247,117
                                             --------   --------
                                             $384,179   $382,103
                                             ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,   June 30,
                                                      1997         1997
                                                  -------------  ---------
                                                   (unaudited)
CURRENT LIABILITIES:
 Accounts payable...............................      $  1,545   $  2,344
 Accrued liabilities............................        17,561     14,203
 Income taxes payable...........................         4,756      3,044
                                                      --------   --------
   Total current liabilities....................        23,862     19,591
                                                      --------   --------

LONG-TERM DEBT, LESS CURRENT PORTION............       159,500    165,000

DEFERRED TAXES AND OTHER LIABILITIES............         5,692      8,776

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
   10,000,000 shares authorized; none
   issued.......................................             -          -
 Common stock $.01 par value; 50,000,000
   shares authorized; 22,935,919 and
   22,865,149 shared issued; 17,661,456 and
   17,564,980 shares issued and outstanding
   at December 31, 1997 and June 30, 1997,
   respectively.................................           229        229
 Paid-in capital................................       197,857    196,212
 Treasury stock, at cost; 5,274,463 and
   5,300,169 shares at December 31, 1997 and
   June 30, 1997, respectively..................       (38,503)   (39,462)
 Retained earnings..............................        35,542     31,757
                                                      --------   --------
   Total stockholders' equity...................       195,125    188,736
                                                      --------   --------
                                                      $384,179   $382,103
                                                      ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                        SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            Quarters and Six Months Ended December 31, 1997 and 1996
                     (in thousands, except per share data)
                                  (unaudited)



                                                Quarters Ended           Six Months Ended
                                                 December 31,              December 31,
                                             1997           1996         1997       1996
                                         -------------  -------------  ---------  ---------

Net sales..............................      $ 15,440       $ 11,899   $ 30,273   $ 23,084

  Cost of sales........................         8,055          6,348     16,371     12,474
  Selling, general and administrative..         7,070          3,839     13,752      7,590
  Interest and other income............        (5,598)        (2,343)   (10,604)    (4,562)
  Interest expense.....................         2,187              -      4,378          -
  Other expense........................             -         28,600          -     28,600
                                             --------       --------   --------   --------
                                               11,714        (36,444)    23,897    (44,102)
                                             --------       --------   --------   --------

Income (loss) before provision
  for income taxes.....................         3,726        (24,545)     6,376    (21,018)

Provision for income taxes.............         1,433          1,389      2,591      2,527
                                             --------       --------   --------   --------

Net income (loss)......................      $  2,293       $(25,934)  $  3,785   $(23,545)
                                             ========       ========   ========   ========

Net income per share-basic:
  Net income (loss) per share..........          $.13         $(1.54)      $.21   $  (1.40)
                                             ========       ========   ========   ========
  Weighted average shares outstanding..        17,662         16,886     17,638     16,841
                                             ========       ========   ========   ========

Net income per share-diluted:
  Net income (loss) per share..........      $    .12         $(1.54)      $.20   $  (1.40)
                                             ========       ========   ========   ========
  Weighted average shares outstanding..        19,337         16,886     19,391     16,841
                                             ========       ========   ========   ========


The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended December 31, 1997 and 1996
                                 (in thousands)
                                  (unaudited)

                                                      1997        1996
                                                    ---------  ----------

Cash flows from operating activities:
 Net income (loss)................................  $  3,785   $ (23,545)
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Write-off of purchased research and
       development costs..........................         -      28,600
      Depreciation, amortization and other........     1,328       1,163

 Changes in operating assets and liabilities:
      Accounts receivable, net....................      (155)        410
      Inventories.................................      (401)       (618)
      Other assets................................    (2,078)      1,277
      Accounts payable............................      (799)        235
      Accrued liabilities.........................     3,160          96
      Income taxes payable........................     3,120       3,351
      Other liabilities...........................    (3,084)          -
                                                    --------   ---------
        Net cash provided by
         operating activities.....................     4,876      10,969
                                                    --------   ---------

Cash flows from investing activities:
 Sales of marketable securities...................    19,365     218,457
 Purchase of marketable securities................   (17,539)   (229,202)
 Capital expenditures.............................    (4,014)     (2,668)
 Acquisition of businesses, net of cash acquired..         -         596
                                                    --------   ---------
        Net cash (used for)
         investing activities.....................    (2,188)    (12,817)
                                                    --------   ---------

Cash flows from financing activities:
 Payments for treasury stock......................      (216)     (1,712)
 Payments for extinguishment of debt..............    (4,842)          -
 Proceeds from exercises of stock options and
   401(k) purchases...............................     1,708       1,888
                                                    --------   ---------
        Net cash provided by (used for)
         financing activities.....................    (3,350)        176
                                                    --------   ---------

Net (decrease) in cash and cash equivalents.......      (662)     (1,672)
Cash and cash equivalents, beginning of period....    77,303      22,210
                                                    --------   ---------
Cash and cash equivalents, end of period..........  $ 76,641   $  20,538
                                                    ========   =========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of December 31, 1997 (unaudited) and June 30, 1997 (audited), the results of their operations for the six months ended December 31, 1997 and 1996 (unaudited) and the results of their operations and their cash flows for the six months ended December 31, 1997 and 1996 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Porex Corporation and subsidiaries ("Porex"), Avicenna Systems Corp. ("Avicenna") and CareAgents, Inc.("CareAgents"), after elimination of all material intercompany accounts and transactions.

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

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                        December 31,        June 30,
                                            1997              1997
                                   -----------------------  --------
                                         (unaudited)
     Raw materials and supplies..          $3,154              $2,672
     Work-in-process.............             672                 347
     Finished goods..............           2,080               2,486
                                           ------              ------
                                           $5,906              $5,505
                                           ======              ======

(3)  Marketable securities:

     At December 31, 1997 and June 30, 1997, marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes.

(4)  Computation of net income (loss) per share:

     Effective with the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The new standard simplifies the computation of net income per share and increases comparability to international standards. Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Dilutive securities consist of common stock which may be issuable upon exercise of outstanding stock options as calculated using the treasury stock method. The Company's 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"), were not included in the computation of diluted net income per share because their conversion price was greater than the average market price of the Company's common stock during the periods presented and, if included, would have had an anti-dilutive effect on net income per share for the periods presented. All prior periods have been restated in compliance with SFAS 128.

(5)  Supplemental cash flow information (in thousands):

     For the six months ended December 31, 1997 and 1996, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $1,364,000 and $4,542,000, respectively.

                                             December 31,
     Cash paid during the periods for:       1997    1996
                                            ------  ------
     Interest......................         $4,108  $   -
     Income taxes..................            516   1,239


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The historical operations of the Company are primarily related to its plastics technology business. All revenues and a significant majority of operating expenses were derived from these operations. As discussed below, the consolidated financial statements for the three and six month periods ended December 31, 1997 include certain costs associated with the Company's activities in developing its healthcare communications business.

Consolidated Results of Operations:
----------------------------------

     Net sales for the quarter and six months ended December 31, 1997 increased 29.8% and 31.1% to $15,440,000 and $30,273,000, respectively, from $11,899,000 and $23,084,000 in the comparable prior year periods. The sales of Interflo Technologies Inc. ("Interflo"), a company acquired in February 1997, accounted for $1,330,000 and $2,941,000 of the increases in sales for the quarter and six months ended December 31, 1997, respectively. The balance of the increases in sales for the periods was due principally to significant increased sales of writing instrument components, increased sales to medical original equipment manufacturers of porous components used in diagnostic products, and increased sales of porous plastic components to the industrial market, including components used in electronic devices.

     Cost of sales for the quarter and six months ended December 31, 1997 increased by $1,707,000, or 26.9%, and $3,897,000, or 31.2%, respectively, over the comparable prior year periods due to the increased sales volume noted above and, to a lesser extent, additional depreciation for equipment associated with process improvements. As a percent of net sales, cost of sales for the quarter ended December 31, 1997 decreased to 52.2% from 53.3% in the comparable prior year period principally due to increased leverage of certain fixed costs and
improvements in material usage.   As a percent of net sales, cost of sales for
the six months ended December 31, 1997 did not vary materially from the comparable prior year period.

     Selling, general and administrative expenses for the quarter and six months ended December 31, 1997 increased by $3,231,000 or 84.2% and $6,162,000 or
81.2%, respectively, over the comparable prior year periods due primarily to the inclusion of $2,390,000 and $4,689,000, respectively, in expenses associated with the Company's healthcare communications business which related primarily to research and development activities for which there was no comparable amount in the prior year periods. Excluding these costs, as a percent of net sales, selling, general and administrative expenses for the quarter and six months ended December 31, 1997 decreased to 30.3% and 29.9%, respectively, from 32.3% and 32.9% in the comparable prior year periods due principally to an increase in sales which was not proportionately offset by expenses, since a portion of these expenses is fixed and does not vary directly with sales.

     Interest and other income, net of interest expense for the quarter and six months ended December 31, 1997 increased by $1,068,000 or 45.6% and $1,664,000 or 36.5%, respectively, over the comparable prior year periods principally as a result of the Company recording a $600,000 gain from the repurchase of Convertible Debentures and an increase in funds available for investment generated by the proceeds of the Company's Convertible Debentures issued in February 1997, partially offset by the interest expense associated with the Convertible Debentures.

     During the quarter ended December 31, 1996, the Company recorded a charge to income of $28,600,000 for purchased research and development costs relating to the acquisition of Avicenna.

     Excluding the purchased research and development charge in the prior year periods for which no tax benefit was recognized, the effective tax rate for the for the quarter and six months ended December 31, 1997 increased to 38.5% and 40.6%, respectively, from 34.3% and 33.3% in the comparable prior year periods as the Company currently records no state tax benefit for the expenses associated with its healthcare communications business and, to a lesser extent, due to the change in composition of the Company's marketable securities resulting in a decrease in investment income subject to the dividend received deduction.

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities decreased by $2,488,000 to $313,340,000 during the six months ended December 31, 1997 principally due to the Company's repurchase of $5,500,000 face amount of Convertible Debentures and the interest payment related to the Convertible Debentures, partially offset by cash provided by operations.

     As a result of the continuing efforts in developing its healthcare communications business, the Company expects to incur significant research and development expenditures in connection with this new area of business until the products and services are successfully developed and marketed. During the six months ended December 31, 1997, the Company incurred expenditures of approximately $5,318,000 related to the development of its healthcare communications business. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.

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

                                    SYNETIC, INC.

                                    /s/ Anthony Vuolo
                                    -----------------
                                    Vice President and
                                    Chief Financial Officer

Dated: February 13, 1998

                                 EXHIBIT INDEX

          Number                                 Description
          ------                                 -----------

            11                                   Computation of Earnings Per
                                                 Share

            27                                   Financial Data Schedule