Form 10-Q/A
period 1997-12-31
SYNETIC INC
filed 1998-02-17
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                         SYNETIC INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.                  Description
          -----------                  -----------

             11                        Computation of Earnings Per Share

             27                        Financial Data Schedule


     (b) On November 18, 1997, the Company filed a report on Form 8-K disclosing the filing of a registration statement with the Commission relating to the initial public offering by Porex Corporation, a wholly-owned subsidiary of the Company of 2,500,000 shares of common stock.

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

Dated: February 17, 1998

                                 EXHIBIT INDEX

          Number                                 Description
          ------                                 -----------

            11                                   Computation of Earnings Per
                                                 Share

            27                                   Financial Data Schedule