Form 10-Q
period 1998-03-31
SYNETIC INC
filed 1998-05-15
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at May 13,1998
------------------------                         --------------------------
Common Stock                                     17,732,366 shares
par value $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                         Page
                                                                         ----

Part I.     FINANCIAL INFORMATION:
            Item 1.  Financial Statements

            Consolidated Balance Sheets --
              March 31, 1998 and June 30, 1997                             3

            Consolidated Statements of Income --
              Nine Months Ended March 31, 1998 and 1997                    5

            Consolidated Statements of Cash Flows --
              Nine Months Ended March 31, 1998 and 1997                    6

            Notes to Consolidated Financial Statements                     7

            Item 2.  Management's Discussion and
                      Analysis of Results of Operations and
                      Financial Condition                                  9


Part II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                    11

            Item 4.  Submission of Matters to a Vote of
                       Security Holders                                   12

            Item 6.  Exhibits and Reports on Form 8-K                     15

              --------------------------------------------------


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

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                          March 31,   June 30,
                                            1998        1997
                                         -----------  ---------
                                         (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.............    $ 82,921   $ 77,303
 Marketable securities.................       3,206     11,765
 Accounts receivable, net of
   allowances for doubtful accounts
   and sales returns of $783 and $739
   at March 31, 1998 and June 30,
   1997, respectively..................      10,534      9,094
 Inventories...........................       5,915      5,505
 Other current assets..................      11,263      9,233
                                           --------   --------
   Total current assets................     113,839    112,900
                                           --------   --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements.................       1,603      1,613
 Building and improvements.............      10,659      9,911
 Machinery and equipment...............      26,492     23,444
 Furniture and fixtures................       3,616      3,283
 Construction in progress..............       4,667      2,516
                                           --------   --------
                                             47,037     40,767
 Less:  Accumulated depreciation.......     (21,019)   (18,681)
                                           --------   --------

   Property, plant and equipment, net..      26,018     22,086
                                           --------   --------

OTHER ASSETS:
 Marketable securities.................     227,044    226,760
 Other.................................      20,276     20,357
                                           --------   --------
   Total other assets                       247,320    247,117
                                           --------   --------
                                           $387,177   $382,103
                                           ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,   June 30,
                                                     1998       1997
                                                  ----------  ---------
                                                 (unaudited)
CURRENT LIABILITIES:
 Accounts payable...............................   $  2,101   $  2,344
 Accrued liabilities............................     15,533     14,203
 Income taxes payable...........................      2,597      3,044
                                                   --------   --------
  Total current liabilities.....................     20,231     19,591
                                                   --------   --------

LONG-TERM DEBT, LESS CURRENT PORTION............    159,500    165,000

DEFERRED TAXES AND OTHER LIABILITIES............      5,692      8,776

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
  10,000,000 shares authorized; none
  issued........................................          -          -
 Common stock $.01 par value; 100,000,000
  and 50,000,000 shares authorized; 22,968,657
  and 22,865,149 shared issued; 17,700,194 and
  17,564,980 shares issued and outstanding
  at March 31, 1998 and June 30, 1997,
  respectively..................................        230        229
 Paid-in capital................................    201,893    196,212
 Treasury stock, at cost; 5,268,463 and
  5,300,169 shares at March 31, 1998 and
  June 30, 1997, respectively...................    (38,287)   (39,462)
 Retained earnings..............................     37,918     31,757
                                                   --------   --------
  Total stockholders' equity....................    201,754    188,736
                                                   --------   --------
                                                   $387,177   $382,103
                                                   ========   ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             Quarters and Nine Months Ended March 31, 1998 and 1997
                     (in thousands, except per share data)
                                  (unaudited)



                                             Quarters Ended       Nine Months Ended
                                                March 31,             March 31,
                                            1998        1997       1998       1997
                                         ----------  ----------  ---------  ---------

Net sales..............................    $16,437    $ 14,243   $ 46,710   $ 37,327

  Cost of sales........................      8,615       7,852     24,986     20,326
  Selling, general and administrative..      6,983       6,653     20,735     14,211
  Interest and other income............     (5,128)     (3,260)   (15,732)    (7,795)
  Interest expense.....................      2,118         929      6,496        934
  Other expense........................          -       3,585          -     32,185
                                           -------    --------   --------   --------
                                            12,588      15,759     36,485     59,861
                                           -------    --------   --------   --------

Income (loss) before provision
  for income taxes.....................      3,849      (1,516)    10,225    (22,534)

Provision for income taxes.............      1,473         904      4,064      3,431
                                           -------    --------   --------   --------

Net income (loss)......................    $ 2,376    $( 2,420)  $  6,161   $(25,965)
                                           =======    ========   ========   ========

Net income per share-basic:
  Net income (loss) per share..........    $   .13    $   (.14)  $    .35   $  (1.52)
                                           =======    ========   ========   ========
  Weighted average shares outstanding..     17,678      17,491     17,652     17,058
                                           =======    ========   ========   ========

Net income per share-diluted:
  Net income (loss) per share..........    $   .12    $   (.14)  $    .32   $  (1.52)
                                           =======    ========   ========   ========
  Weighted average shares outstanding..     19,894      17,491     19,558     17,058
                                           =======    ========   ========   ========



The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 1998 and 1997
                                 (in thousands)
                                  (unaudited)

                                                       1998        1997
                                                     ---------  ----------

Cash flows from operating activities:
 Net income (loss).................................  $  6,161   $ (25,965)
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Write-off of purchased research and
       development costs...........................         -      32,185
      Depreciation, amortization and other.........     2,612       1,962

 Changes in operating assets and liabilities:
      Accounts receivable, net.....................    (1,440)       (334)
      Inventories..................................      (410)       (497)
      Other assets.................................    (2,979)     (1,845)
      Accounts payable.............................      (243)        352
      Accrued liabilities..........................       897         753
      Income taxes payable.........................     4,226       4,013
      Other liabilities............................    (3,084)          -
                                                     --------   ---------
        Net cash provided by
         operating activities......................     5,740      10,624
                                                     --------   ---------

Cash flows from investing activities:
 Sales of marketable securities....................    99,542     345,171
 Purchase of marketable securities.................   (91,267)   (443,027)
 Capital expenditures..............................    (6,270)     (3,174)
 Acquisition of businesses, net of cash acquired...         -     (10,744)
                                                     --------   ---------
        Net cash provided by (used for)
         investing activities......................     2,005    (111,774)
                                                     --------   ---------

Cash flows from financing activities:
 Payments for treasury stock.......................         -      (1,712)
 Payments for extinguishment of debt...............    (4,842)          -
 Proceeds from exercises of stock options and
   401(k) purchases................................     2,715       2,494
 Proceeds from issuance of convertible debentures
   net of underwriting discount....................         -     160,890
                                                     --------   ---------
        Net cash (used for) provided by
         financing activities......................    (2,127)    161,672
                                                     --------   ---------

Net increase in cash and cash equivalents..........     5,618      60,522
Cash and cash equivalents, beginning of period.....    77,303      22,210
                                                     --------   ---------
Cash and cash equivalents, end of period...........  $ 82,921   $  82,732
                                                     ========   =========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company") as of March 31, 1998 (unaudited) and June 30, 1997 (audited), the results of their operations for the nine months ended March 31, 1998 and 1997 (unaudited) and the results of their operations and their cash flows for the nine months ended March 31, 1998 and 1997 (unaudited).

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

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                                 March 31,  June 30,
                                                   1998       1997
                                                 ---------  --------
                                                (unaudited)
     Raw materials and supplies..                  $2,952     $2,672
     Work-in-process.............                     671        347
     Finished goods..............                   2,292      2,486
                                                   ------     ------
                                                   $5,915     $5,505
                                                   ======     ======

(3)  Marketable securities:

     At March 31, 1998 and June 30, 1997, marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes.

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

(5)  Supplemental cash flow information (in thousands):

     For the nine months ended March 31, 1998 and 1997, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $4,673,000 and $5,216,000, respectively.

                                       March 31,
Cash paid during the periods for:     1998    1997
                                     ------  ------
     Interest......................  $8,233  $   -
     Income taxes..................     696   1,276

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


     The historical operations of the Company are primarily related to its plastics and filtration technologies business. All revenues and a significant majority of operating expenses were derived from these operations. As discussed below, the consolidated financial statements for the three and nine month periods ended March 31, 1998 include certain costs associated with the Company's activities in developing its healthcare communications business.

Consolidated Results of Operations:
----------------------------------

     Net sales for the quarter and nine months ended March 31, 1998 increased 15.4% and 25.1% to $16,437,000 and $46,710,000, respectively, from $14,243,000 and $37,327,000 in the comparable prior year periods. The increases in sales for the periods was principally due to internal growth and to a lesser extent, the February 9, 1997 acquisition of Interflo Technologies Inc. ("Interflo"). Internal growth was driven by sales of writing instrument components, sales to medical original equipment manufacturers of porous components used in diagnostic products, and sales of laboratory disposable products.

     Cost of sales for the quarter and nine months ended March 31, 1998 increased by $763,000, or 9.7%, and $4,660,000, or 22.9%, respectively, over the comparable prior year periods due to the increased sales volume noted above and to the operations of Interflo being included for the full quarter. As a percent of net sales, cost of sales for the quarter ended March 31, 1998 decreased to 52.4% from 55.1% in the comparable prior year period principally due to increased leverage of certain fixed costs and labor efficiencies. As a percent of net sales, cost of sales for the nine months ended March 31, 1998 did not vary materially from the comparable prior year period.

     Selling, general and administrative expenses for the quarter ended March 31, 1998 increased by $330,000 or 5% over the comparable prior year period due primarily to the inclusion of Interflo's operation for the full quarter as well as increased sales and marketing expenses relating to the Company's plastics and filtration technologies business. As a percent of net sales, selling, general and administrative expenses for the quarter ended March 31, 1998 decreased to 42.5% from 46.7% in the prior year quarter due principally to an increase in sales which was not proportionately offset by expenses, since a portion of these expenses is fixed and does not vary directly with sales. For the nine months ended March 31, 1998, selling, general and administrative expenses increased by $6,524,000 or 45.9% due primarily to the inclusion of $4,689,000 in expenses associated with the Company's healthcare communications business for the first six months of the fiscal year for which there was no comparable amount in the prior year period. Excluding these costs, as a percent of net sales, selling, general and administrative expenses for the nine months ended March 31, 1998 decreased to 34.4% from 38.1% in the prior year period due principally to an increase in sales which was not proportionally offset by expenses, since a portion of these expenses is fixed and does not vary directly with sales.

     Interest and other income net of interest expense for the quarter ended March 31, 1998 increased by $679,000 or 29.1% over the comparable prior year quarter due primarily to the increase in funds available for investment generated by the proceeds of the Company's Convertible Debentures issued in February 1997, partially offset by the interest expense associated with the Convertible Debentures. For the nine months ended March 31, 1998, interest and other income, net of interest expense, increased by $2,375,000 or 34.6% principally due to an increase in funds available for investment generated by the proceeds of the Company's Convertible Debentures issued in February 1997, which was partially offset by the interest expense associated with the Convertible Debentures, and as a result of the Company recording a $600,000 gain from the repurchase of Convertible Debentures in the December quarter.

     During the quarter ended March 31, 1997, the Company recorded a charge to income of $3,585,000 for purchased research and development costs relating to the acquisition of CareAgents.

     Excluding the purchased research and development charge in the prior year periods for which no tax benefit was recognized, the effective tax rate for the quarter ended March 31, 1998 decreased to 38.3% from 43.7% in the prior year quarter principally due to recognition of certain research and development credits in the current period, a portion of which was offset by the loss of state tax benefits for the expenses associated with the Company's healthcare communications business. For the nine months ended March 31, 1998, the effective tax rate increased to 39.7% from 35.5% as the Company currently receives no state tax benefit for the expenses associated with its healthcare communications business partially offset by research and development credits in the current quarter for which there is no comparable amounts in the prior year.

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities decreased by $2,657,000 to $313,171,000 during the nine months ended March 31, 1998 principally due to the Company's repurchase of $5,500,000 face amount of Convertible Debentures and the interest payment related to the Convertible Debentures which was partially offset by cash provided by operations.

     As a result of the continuing efforts in developing its healthcare communications business, the Company expects to incur significant research and development expenditures in connection with this new area of business until the products and services are successfully developed and marketed. During the nine months ended March 31, 1998, the Company incurred expenditures of approximately $8,672,000 related to the development of its healthcare communications business. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.

     On March 9, 1998 the Company announced a merger agreement for the acquisition of Point Plastics, Inc., a manufacturing company located in Petaluma, California. Point Plastics sells high volume disposable plastic products, such as pipette tips, micro-centrifuge tubes and PCR tubes to the research and clinical life sciences markets worldwide. The purchase price for all of the outstanding capital stock of Point Plastics is $86 million, subject to adjustment under certain circumstances, payable 60% in shares of Synetic Common Stock and 40% in cash. The closing is subject to satisfaction of certain conditions.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,
(a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Item 1. Business--Acquisition Program" in the 1997 Form 10-K.

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company previously announced that in July 1994 the Division of Enforcement of the Securities and Exchange Commission (the "SEC") began an investigation regarding certain trading in securities of the Company. On March 11, 1998, the SEC filed a civil action against Roger Licht, an outside director of the Company. The complaint alleges that Mr. Licht provided non-public information to friends in connection with transactions involving the Company and its former parent, Medco Containment Services, Inc.("Medco"), and traded on the basis of non-public information in connection with an unrelated company. The SEC's complaint relates to the acquisition of Medco by Merck & Co., Inc. in July 1993 and Medco's subsequent sale of its majority interest in the Company in May 1994. The SEC's action seeks disgorgement of the alleged trading profits and an injunction against Mr. Licht. The SEC's action does not involve or seek any recovery from the Company or allege any wrongdoing by the Company. Accordingly, the Company believes that such action will not have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were voted upon at an Annual Meeting of Stockholders held on March 25, 1998 and received the number of votes set forth below:

1. Each of the following persons nominated was elected to serve as a director for a three year term and received the number of votes set opposite his name:

                             FOR      WITHHELD
                             ---      --------
     Ray E. Hannah        16,645,517    23,053
     Roger H. Licht       16,644,517    24,053
     Bernard A. Marden    16,646,417    22,153
     Herman Sarkowsky     16,646,417    22,153

2. The approval and adoption of an amendment to the Certificate of Incorporation of the Company (the "Charter") to eliminate the Company's classified Board of Directors and to provide for the annual election of all directors commencing at the next Annual Meeting of Stockholders of the Company.

                 FOR           AGAINST     ABSTAIN      NON-VOTE
                 ---           -------     -------      --------
              13,457,365        30,479      12,424      3,168,302

     Since the amendment to the Charter referred to in Paragraph 1 above has been approved, all directors, including those referred to above will have terms which expire at the next Annual Meeting of Stockholders of the Company.

3. The approval and adoption of an amendment to the Charter to eliminate the requirement that provisions of the Charter relating to the classification of the Board of Directors and the election of one-third of the Board of Directors at each annual meeting may only be amended with the affirmative vote of the holders of two-thirds of the shares entitled to vote in the election of directors.

                 FOR           AGAINST     ABSTAIN      NON-VOTE
                 ---           -------     -------      ---------
              13,449,760        34,984      15,524      3,168,302

4. The approval and adoption of an amendment to the Charter to eliminate cumulative voting in the election of directors.

                 FOR           AGAINST     ABSTAIN      NON-VOTE
                 ---           -------     -------      ---------
              12,976,672       511,722      11,874      3,168,302

5. The approval and adoption of an amendment to the Charter to delete the requirement that provisions of the Charter relating to cumulative voting may only be amended with the affirmative vote of the holders of two-thirds of the shares entitled to vote in the election of directors.

                 FOR           AGAINST     ABSTAIN      NON-VOTE
                 ---           -------     -------      --------
              13,458,756        29,558      11,954      3,168,302

6. The approval and adoption of an amendment to the Charter to provide that any director may be removed, either with or without cause, at any time, by the affirmative vote of a majority of the outstanding shares entitled to vote in the election of directors.

                  FOR          AGAINST      ABSTAIN     NON-VOTE
                  ---          -------      -------     --------
              13,458,363        29,459      12,446     3,168,302

7. The approval and adoption of an amendment to the Charter to delete the requirement that provisions of the Charter relating to the power to remove directors or to fill vacancies on the Board of Directors may only be amended with the affirmative vote of the holders of two-thirds of the shares entitled to vote in the election of directors.

                  FOR          AGAINST      ABSTAIN     NON-VOTE
                  ---          -------      -------     --------
              13,437,365        45,832       17,071    3,168,302

8. The approval and adoption of an amendment to the Charter to delete the requirement that the provision of the By-Laws of the Company setting the maximum number of directors may only be amended with the affirmative vote of the holders of two-thirds of the shares entitled to vote in the election of directors.

                  FOR          AGAINST      ABSTAIN     NON-VOTE
                  ---          -------      -------     --------
              13,445,330        39,549       15,389    3,168,302

9. The approval and adoption of an amendment to the Charter to increase the number of authorized shares of Common Stock from 50 million to 100 million.

                  FOR          AGAINST      ABSTAIN     NON-VOTE
                  ---          -------      -------     --------
              16,398,466       239,568       30,536           --

10. Ratification of the Company's Amended and Restated 1989 Class A Stock Option Plan.

                  FOR          AGAINST      ABSTAIN     NON-VOTE
                  ---          -------      -------     --------
              11,374,743     1,997,429      128,096    3,168,302

11. Ratification of the Company's Amended and Restated 1989 Class B Stock Option Plan.

                  FOR          AGAINST      ABSTAIN      NON-VOTE
                  ---          -------      -------      --------
              11,373,270     1,998,492      128,106     3,168,702

12. Ratification of the Company's Amended and Restated 1991 Special Nonqualified Stock Option Plan.

                  FOR          AGAINST      ABSTAIN      NON-VOTE
                  ---          -------      -------      --------
              11,490,911     1,986,953       59,180     3,131,526

13. Approval of a grant to an officer of the Company of a nonqualified option to purchase 250,000 shares of Common Stock.

                 FOR        AGAINST      ABSTAIN     NON-VOTE
                 ---        -------      -------     --------
              12,541,287    935,037       61,320    3,130,926

14. Ratification of the appointment of Arthur Andersen LLP as independent public auditors of the Company for the fiscal year ending June 30, 1998.

                 FOR        AGAINST      ABSTAIN     NON-VOTE
                 ---        -------      -------     --------
              16,624,783     13,850       29,937           --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.               Description
          -----------               -----------

             11                     Computation of Earnings Per Share

             27                     Financial Data Schedule

     (b) On March 11, 1998, the Company filed a report on Form 8-K disclosing that it had entered into a merger agreement for the acquisition of Point Plastics, Inc.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              SYNETIC, INC.


                              ----------------------------
                              Anthony Vuolo
                              Executive Vice President -
                              Finance and Administration
                              and Chief Financial Officer

Dated: May 15, 1998

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              SYNETIC, INC.


                                    /s/ Anthony Vuolo
                              ---------------------------------
                              Anthony Vuolo
                              Executive Vice President -
                              Finance and Administration
                              and Chief Financial Officer

Dated: May 15, 1998

                                 EXHIBIT INDEX


               Number                    Description
               ------                    -----------

                 11                      Computation of Earnings Per Share

                 27                      Financial Data Schedule