Form 10-K405/A
period 1997-06-30
SYNETIC INC
filed 1998-07-07
CIK 850436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A2

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



                                    SYNETIC, INC.



  Date:  July 7, 1998               By:      /s/ Charles A. Mele
                                         ------------------------------------
                                         Name:  Charles A. Mele
                                         Title:  Vice President-General Counsel

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

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     YEARS ENDED JUNE 30,
                                                              ----------------------------------
                                                                 1997        1996        1995
                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................................  $ (27,460)  $   8,585   $  16,094
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Write-off of purchased research and development costs..     37,413           -           -
     Income from discontinued operations....................          -           -        (963)
     Gain on sale of Institutional Pharmacy
     business...............................................          -           -     (14,496)
     Other expense..........................................          -           -       1,056
     Depreciation and amortization..........................      3,294       2,619       1,545
     Deferred income taxes..................................     (2,100)       (254)       (301)

  Changes in operating assets and liabilities,
     net of the effects of acquisitions:
       Accounts receivable, net.............................       (795)       (634)     (1,056)
       Inventories..........................................        147         193         804
       Other assets.........................................     (7,184)       (173)     (3,365)
       Accounts payable.....................................        776         655        (423)
       Accrued liabilities..................................      1,690      (2,323)      1,206
       Other liabilities....................................         48           -       4,980
       Income taxes payable.................................      3,188       2,625         946
                                                              ---------   ---------   ---------
          Net cash provided by
            operating activities............................      9,017      11,293       6,027
                                                              ---------   ---------   ---------

  Cash flows from investing activities:
     Maturities and redemptions of marketable securities....    396,638     708,685     383,064
     Purchases of marketable securities.....................   (494,895)   (704,099)   (430,916)
     Capital expenditures...................................     (6,063)     (2,790)     (3,398)
     Net proceeds from sale of Institutional
       Pharmacy business....................................          -           -      82,911
     Net cash paid for acquired businesses..................    (10,612)          -           -
                                                              ---------   ---------   ---------

          Net cash provided by (used for)
            investing activities............................   (114,932)      1,796      31,661
                                                              ---------   ---------   ---------

  Cash flows from financing activities:
     Purchases of Treasury stock............................     (3,570)          -     (36,575)
     Proceeds from issuance of stock options and
       401(k) purchases.....................................      3,688       1,838       4,369
     Proceeds from issuance of Convertible Debentures,
       net of underwriting discount.........................    160,890           -           -
     Payments on long-term debt.............................          -        (216)     (3,532)
                                                              ---------   ---------   ---------
          Net cash provided by (used for)
            financing activities............................    161,008       1,622     (35,738)
                                                              ---------   ---------   ---------

  Net increase in cash and cash equivalents.................     55,093      14,711       1,950
  Cash and cash equivalents, beginning of
     period.................................................     22,210       7,499       5,549
                                                              ---------   ---------   ---------
  Cash and cash equivalents, end of period..................  $  77,303   $  22,210   $   7,499
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

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

     Investments in Debt and Equity Securities--

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. At June 30, 1997, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes and are classified as held-to-maturity and are carried at cost, net of unamortized premium.

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

(2)  ACQUISITIONS:

     Avicenna --

     On December 24, 1996, the Company acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna, a privately-held, developmental-stage company located in Cambridge, Massachusetts, for 428,643 shares of the Company's common stock and 161,015 shares of the Company's common stock to be issued in connection with the exercise of employee stock options. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $47.37 per share. As additional consideration, the Company agreed to issue to certain sellers, nontransferable warrants covering 250,000 shares of the Company's common stock, exercisable after December 23, 1998 at a price of $54.50 per share. Avicenna's business plan has been to market and build Intranets for managed care organizations, hospitals and physician groups. The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. Avicenna's results of operations have been included in the Company's financial statements since December 24, 1996.

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
                                                -------
                                                $31,475
                                                =======

                        SYNETIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  ACQUISITIONS: (CONTINUED)

     The amount allocated to purchased research and development of $28,600,000 was determined using established valuation techniques. Remaining amounts have been allocated to intangible assets and goodwill.

     CareAgents--

     On January 23, 1997, the Company acquired CareAgents for 106,029 shares of the Company's common stock. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $30.65 per share. CareAgents was an early development stage company focused on Internet-based clinical commerce applications. The acquisition was accounted for using the purchase method with the purchase price being allocated entirely to purchased research and development. CareAgents' results of operations have been included in the Company's financial statements since January 23, 1997. The amount allocated to purchased research and development of $3,585,000 was determined using established valuation techniques.

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
                                                                       =======    =====   =======

  Deferred tax liabilities (assets) at June 30, 1997 and 1996, are comprised of the following (in thousands):

                                                                              JUNE 30,
                                                                     -------------------------
                                                                         1997          1996
                                                                     ----------     ----------
  Tax over book depreciation and amortization.........               $    (767)     $     868
  Intangible assets amortization......................                      64             85
  Accrued expenses....................................                  (2,417)        (1,525)
  Deferred compensation - stock options...............                  (1,693)        (2,038)
  Inventory...........................................                    (347)          (456)
  Prepaids and other..................................                     (62)           (56)
                                                                     ---------      ---------
                                                                     $  (5,222)     $  (3,122)
                                                                     =========      =========

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

                                           INCOME
                                           (LOSS)                           NET
                                           BEFORE                         INCOME
                                          PROVISION                       (LOSS)
      QUARTER ENDED          NET SALES    FOR TAXES   NET INCOME (LOSS)  PER SHARE
--------------------------  ------------  ----------  -----------------  ---------
1996
----
September 30, 1995........    $11,036       $ 3,127             $1,924        $.11
December 31, 1995.........     10,283         3,124              2,073         .12
March 31, 1996............     11,311         3,184              2,101         .12
June 30, 1996.............     12,498         3,767              2,487         .14

Year ended June 30, 1996..    $45,128       $13,202             $8,585        $.48

                                           INCOME
                                           (LOSS)                          NET
                                           BEFORE                         INCOME
                                          PROVISION                       (LOSS)
      QUARTER ENDED          NET SALES    FOR TAXES   NET INCOME (LOSS)  PER SHARE
--------------------------  ------------  ----------  -----------------  ---------
1997
----
September 30, 1996........    $11,185       $ 3,527             $2,389        $.13
December 31, 1996.........     11,899       (24,545)           (25,934)      (1.54)
March 31, 1997............     14,243        (1,516)            (2,420)       (.14)
June 30, 1997.............     15,558        (2,092)            (1,495)       (.09)

Year Ended June 30, 1997..    $52,885      $(24,626)          $(27,460)     $(1.60)

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


------------------------------------

(1) Write-off of uncollectible accounts and other reductions, net of recoveries.

                               INDEX TO EXHIBITS


  Number                              Title
  ------                              -----

  3.1** Certificate of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-28654) (the "Registration Statement").


  3.2**     By-Laws of the Company, as amended. Incorporated by reference to
            Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (the "1994 10-K").

  10.1** 1989 Class A Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.1 to the Registration Statement.*

  10.2** 1989 Class B Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 10.2 to the Registration Statement.*

  10.3** 1991 Director Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 33-46640).*

  10.4** Form of Stock Option Agreement dated as of May 17, 1989 between the Company and the members of the Stock Option Committee of the Board of Directors. Incorporated by reference to Exhibit 10.3 to the Registration Statement.*

  10.5** Retirement Plan for Salaried Employees of Porex Technologies Corp. of Georgia. Incorporated by reference to Exhibit 10.4 to the Registration Statement.*

  10.7** Form of Indemnification Agreement between the Company and the directors and officers of the Company. Incorporated by reference to
            Exhibit 10.6 to the Registration Statement.

  10.8** Form of Services Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.7 to the Registration Statement.

  10.9** Form of Tax Sharing Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

  10.10** Form of Indemnification Agreement between the Company and Medco. Incorporated by reference to Exhibit 10.9 to the Registration Statement.

  10.11** Purchase and Sale Agreement, dated as of May 24, 1994, between Merck & Co., Inc. and the Company (the "Purchase and Sale Agreement"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994.

  Number                              Title
  ------                              -----

  10.12** Purchase Agreement, dated as of May 24, 1994, between Medco Containment Services, Inc. and Porex Technologies Corp. Incorporated by reference to Exhibit 10.23 to the 1994 10-K.

  10.13** Stock Purchase Agreement, dated as of August 9, 1994, between the Company and Pharmacy Corporation of America. Incorporated by reference to Exhibit 10.24 to the 1994 10-K.

  10.14** Amended and Restated Investment Agreement, dated as of September 13, 1994, between Martin J. Wygod and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 1994.

  10.15** Form of Stock Option Agreement, made as of December 7, 1994, between the Company and each of James V. Manning (for 150,000 shares), Paul
            C. Suthern (for 180,000 shares), Victor L. Marrero (for 125,000 shares), David J. Schlanger (for 125,000 shares), Pamela B. Spira (for 125,000 shares) and Anthony Vuolo (for 125,000 shares). Incorporated by reference to Annex A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 17, 1995.*

  10.16** Merger Agreement, dated December 23, 1996, among the Company, Synternet Acquisition Corp., a wholly owned subsidiary of the Company, Avicenna and the certain other individuals and entities. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 333-18771).

  10.17** 1996 Class C Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

  10.18** 1997 Class D Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

  10.19** 1991 Special Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

  21.1**    Subsidiaries of the Company.

  23.1      Consent of Arthur Andersen LLP.

  23.2**    Consent of Kegler, Brown, Hill & Ritter Co., L.P.A.

  24.1**    Powers of Attorney of the Company.

  27**      Financial Data Schedule.

  99.1** Excerpt from the Consulting Agreement between Merck & Co., Inc. and Martin J. Wygod relating to provisions incorporated in the Purchase and Sale

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