Form 10-Q/A
period 1997-12-31
SYNETIC INC
filed 1998-07-07
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A2
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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
                                  (unaudited)



                                                Quarters Ended           Six Months Ended
                                                 December 31,              December 31,
                                             1997           1996         1997       1996
                                         ------------  -------------  ---------  ---------

Net sales..............................      $ 15,440   $ 11,899   $ 30,273   $ 23,084

  Cost of sales........................         8,055      6,348     16,371     12,474
  Selling, general and administrative..         7,070      3,839     13,752      7,590
  Interest and other income............        (4,998)    (2,343)   (10,004)    (4,562)
  Interest expense.....................         2,187          -      4,378          -
  Other expense........................             -     28,600          -     28,600
                                             --------   --------   --------   --------
                                               12,314    (36,444)    24,497    (44,102)
                                             --------   --------   --------   --------

Income (loss) before provision
  for income taxes.....................         3,126    (24,545)     5,776    (21,018)

Provision for income taxes.............         1,189      1,389      2,347      2,527
                                             --------   --------   --------   --------
Income (loss) before extraordinary
  item.................................      $  1,937   $(25,934)  $  3,429   $(23,545)
                                             ========   ========   ========   ========

Extraordinary item:
  Gain from the repurchase of
  convertible debentures (net of
  provision for income taxes of
  $244) (Note 5).......................           356          -        356          -
                                             --------   --------   --------   --------

Net income (loss)......................      $  2,293   $(25,934)  $  3,785   $(23,545)
                                             ========   ========   ========   ========

Income per share-basic (Note 5):
  Income (loss) before extraordinary
  item.................................      $    .11   $  (1.54)  $    .19   $  (1.40)
                                             ========   ========   ========   ========
  Net Income (loss) per share..........      $    .13   $  (1.54)  $    .21   $  (1.40)
                                             ========   ========   ========   ========
  Weighted average shares outstanding..        17,662     16,886     17,638     16,841
                                             ========   ========   ========   ========

Income per share-diluted (Note 5):
  Income (loss) before extraordinary
    item...............................      $    .10   $  (1.54)  $    .18   $  (1.40)
                                             ========   ========   ========   ========
  Net Income (loss) per share..........      $    .12   $  (1.54)  $    .20   $  (1.40)
                                             ========   ========   ========   ========
  Weighted average shares outstanding..        19,337     16,886     19,391     16,841
                                             ========   ========   ========   ========


The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended December 31, 1997 and 1996
                                 (in thousands)
                                  (unaudited)

                                                      1997        1996
                                                    ---------  ----------

Cash flows from operating activities:
 Net income (loss)................................  $  3,785   $ (23,545)
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Write-off of purchased research and
       development costs..........................         -      28,600
      Gain on repurchase of convertible
       debentures.................................      (356)          -
      Depreciation and amortization...............     1,928       1,163

 Changes in operating assets and liabilities:
      Accounts receivable, net....................      (155)        410
      Inventories.................................      (401)       (618)
      Other assets................................    (2,078)      1,277
      Accounts payable............................      (799)        235
      Accrued liabilities.........................     3,160          96
      Income taxes payable........................     2,876       3,351
      Other liabilities...........................    (3,084)          -
                                                    --------   ---------
        Net cash provided by
         operating activities.....................     4,876      10,969
                                                    --------   ---------

Cash flows from investing activities:
 Sales of marketable securities...................    19,365     218,457
 Purchase of marketable securities................   (17,539)   (229,202)
 Capital expenditures.............................    (4,014)     (2,668)
 Acquisition of businesses, net of cash acquired..         -         596
                                                    --------   ---------
        Net cash (used for)
         investing activities.....................    (2,188)    (12,817)
                                                    --------   ---------

Cash flows from financing activities:
 Payments for treasury stock......................      (216)     (1,712)
 Payments for repurchase of convertible
   debentures.....................................    (4,842)          -
 Proceeds from exercises of stock options and
   401(k) purchases...............................     1,708       1,888
                                                    --------   ---------
        Net cash provided by (used for)
         financing activities.....................    (3,350)        176
                                                    --------   ---------

Net (decrease) in cash and cash equivalents.......      (662)     (1,672)
Cash and cash equivalents, beginning of period....    77,303      22,210
                                                    --------   ---------
Cash and cash equivalents, end of period..........  $ 76,641   $  20,538
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

(5)  Extraordinary item - Gain from the repurchase of Convertible Debentures:

     During the quarter and six months ended December 31, 1997, the Company repurchased $5,500,000 face amount of Convertible Debentures which resulted in the Company recording a $356,000 gain (net of provision for income taxes of $244,000), or $.02 per share (basic and diluted).

(6)  Supplemental cash flow information (in thousands):

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

     Interest and other income, net of interest expense for the quarter and six months ended December 31, 1997 increased by $468,000 or 20% and $1,064,000, or 23.3% respectively, over the comparable prior year periods principally as a result of an increase in funds available for investment generated by the proceeds of the Company's Convertible Debentures issued in February 1997, partially offset by the interest expense associated with the Convertible Debentures.

     During the quarter ended December 31, 1996, the Company recorded a charge to income of $28,600,000 for purchased research and development costs relating to the acquisition of Avicenna.

     Excluding the purchased research and development charge in the prior year periods for which no tax benefit was recognized, the effective tax rate for the quarter and six months ended December 31, 1997 increased to 38.0% and 40.6%, respectively, from 34.3% and 33.3% in the comparable prior year periods as the Company currently records no state tax benefit for the expenses associated with its healthcare communications business and, to a lesser extent, due to the change in composition of the Company's marketable securities resulting in a decrease in investment income subject to the dividend received deduction.

     During the quarter ended December 31, 1997, the Company recorded an extraordinary item related to the repurchase of $5,500,000 face amount of Convertible Debentures. The repurchase resulted in a $356,000 gain (net of provision for income taxes of $244,000).

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

Dated: July 7, 1998

                                 EXHIBIT INDEX

          Number                                 Description
          ------                                 -----------

            11                                   Computation of Earnings Per
                                                 Share

            27                                   Financial Data Schedule