Form 10-K405
period 1998-06-30
SYNETIC INC
filed 1998-09-28
CIK 850436

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock (based on the last sale price of registrant's voting stock on the NASDAQ National Market System on September 21, 1998 and, for the purpose of this computation only, the assumption that all of the registrant's directors and executive officers are affiliates) held by non-affiliates of the registrant was approximately $499,088,763.

     The number of shares of registrant's Common Stock, $.01 par value, outstanding at September 21, 1998 was 18,669,434.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 1998 Annual Meeting of Stockholder is incorporated by reference into Part III.


================================================================================

                                     PART I

ITEM 1.   BUSINESS.

                                  INTRODUCTION

     Synetic, Inc. ("Synetic") is a Delaware corporation and was incorporated in 1989. Its principal offices are located at 669 River Drive, Elmwood Park, New Jersey 07407-1361, and its telephone number is (201) 703-3400. As used herein, the "Company" means Synetic and its subsidiaries, except where the context otherwise requires.

     Synetic is engaged in two principal business activities, plastics and filtration technologies and healthcare communications. The Company, through its wholly owned subsidiary Porex Technologies Corp., designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial, and consumer applications. Porex
Technologies Corp., together with its subsidiaries, will be referred to in this report collectively as "Porex", except where the context otherwise requires. Through its wholly owned subsidiary, Avicenna Systems Corporation ("Avicenna"), the Company has directed its efforts in a new area of business relating to the use of Internet technology to expand the channels of communication in the healthcare industry. The creation of these new channels is intended to benefit providers and payors of healthcare services by improving the quality of patient care, securing appropriate utilization of healthcare services, reducing administrative costs and enforcing benefit plan guidelines. See "Business-- Healthcare Communications Business--Certain Considerations".

     The Company maintains an acquisition program and intends to concentrate its acquisition efforts in businesses which are complementary to the Company's plastics and filtration technologies business and its healthcare communications strategy. This emphasis, however, is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other healthcare-related businesses or in other industries. The Company's acquisition program could result in a substantial change in the businesses, operations and financial condition of the Company. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend primarily on its ability to consummate one or more such acquisitions and to operate such businesses successfully. See "Business--Acquisition Program".


FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks may include product demand and market acceptance risks, the feasibility of developing commercially profitable Internet healthcare services, the effect of economic conditions, user acceptance, the impact of competitive products, services and pricing and product development, commercialization and technological difficulties and other risks described elsewhere herein including those set forth in "Business--Plastics and Filtration Technologies Business--Regulation", "--Competition", "--Potential Liability Risk and Availability of Insurance", "--Healthcare Communications Business--Certain Considerations", "--Acquisition Program" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                 PLASTICS AND FILTRATION TECHNOLOGIES BUSINESS


GENERAL

     The Company's plastics and filtration technologies business, conducted through Porex, consists of three primary product groups: Porous Media Group, Scientific Products Group and Surgical Products Group. The products of these groups are used in life sciences, health care, industrial and consumer applications.


POROUS MEDIA GROUP

     Porex is a leading developer, manufacturer and distributor of porous
plastic products, with a 35-year operating history.   Porous plastics are
permeable plastic structures having omni-directional (i.e., porous in all directions to the flow of fluids and gases) interconnecting pores. These pores allow the plastic to control the flow of liquids and gases by filtering,
wicking, venting,  diffusing or dispensing them.   Porous plastics are
manufactured by Porex with pore sizes between approximately 5 and 500 micrometers (one micrometer is equal to one-millionth of a meter; an object of 40 micrometers in size is about as small as can be discerned by the naked eye). Porous plastic materials can be molded from several thermoplastic raw materials and are produced by Porex at its own manufacturing facilities as fabricated devices, custom-molded shapes, sheets, tubes or rods depending on application or manufacturer specifications.

     Porex designs porous plastic components to the specifications of original equipment manufacturers ("OEMs") for incorporation into their products in order to control the flow of fluids or gases. Porex also produces finished products in several market areas including life sciences, pneumatics, and clinical laboratory markets. These products are used for health care, consumer and industrial applications.

          Health Care Products. For the health care market, Porex manufactures a variety of components that it sells to various health care OEMs for incorporation into their finished products. These porous plastics are used to vent or diffuse gases or fluids and are used as membrane supports. The components include: (i) catheter vents which allow air to vent from a catheter as it is inserted into a vein while preventing blood spillage and possible contamination of hospital personnel; (ii) self-sealing valves in surgical vacuum canisters to minimize exposure to blood and other bodily fluids; (iii) burn-bed diffusers, which enable recovering burn victims to "float" above their beds, thereby increasing their comfort and facilitating their recovery; and (iv) oxygen diffusers, which are typically used in oxygen therapy equipment to humidify oxygen. Porex's ability to mold unique configurations and the fact that porous plastic is inert, stronger and more easily handled in automated manufacturing operations have allowed Porex to compete successfully with alternative media. In addition to the components it makes for biomedical products, Porex makes components for diagnostic devices that are used in hospitals and are sold over the counter for home use. Porex also makes porous plastic components that are used as barrier materials for several laboratory products, including pipette tip filters, and filters for polymerase chain reaction ("PCR") and chromatography procedures. Porex's own line of scientific products is discussed below in "Business--Plastics and Filtration Technologies Business--Scientific Products Group".

          Consumer Products.   Porous plastic components manufactured by Porex
are used in a variety of home and office products and appliances. These products include writing instrument tips or "nibs" which Porex supplies to
manufacturers of  highlighting pens and children's coloring markers.   The
porous nib conducts the ink stored in the pen barrel to the writing surface by
capillary action.   In the home, Porex's components can be found in products
such as air fresheners, power tool dust canisters, and deodorant and fragrance applicators. Porex also produces a variety of porous plastic water filters used to improve the taste and safety of drinking water.

          Industrial Products.   Porex manufactures a variety of custom porous
plastic components for industrial applications. These components are produced as molded shapes, and in sheets, tubes and rods, individually designed to customer specifications as to size, rigidity, porosity and other needs. Porex manufactures a porous plastic material used for large filter support media for wastewater treatment facilities which permits recycling and re-use of wastewater. Porex also produces other custom porous plastic industrial components including (i) industrial filters to remove particulate matter, oil and water residues from compressed air lines, (ii) silencers to reduce sound levels produced by compressed air exhaust, (iii) miscellaneous water filters for industrial use, including use in vending machines, and (iv) material handling products, including fluidizing tables to fluidize powdered paint and vacuum hold-down tables used in the garment industry to facilitate the garment cutting process. Porex believes that it is currently the largest producer of porous plastic vents used in domestic automobile batteries. Porex also manufactures a large variety of highly specialized plastic components to meet specific applications for manufacturers.

     The Porous Media Group contributed 80.2%, 76.6% and 76.1% of the total revenue of the Company for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.


SCIENTIFIC PRODUCTS GROUP

          Laboratory Products. Porex's scientific plastics products include a full line of filtered and unfiltered disposable pipette tips and pipette tip racks used by life sciences research and clinical laboratories worldwide. A pipette is a device for transferring precise amounts of liquid. Because of the time and expensive materials involved in many experiments conducted in life sciences research and clinical laboratories, most use pipette tips with filters to prevent contamination of the pipette which could lead to contamination of subsequent test samples. In order to serve this market, Porex produces pipette tips with patented filters, which are developed and produced by its Porous Media Group.

          Recent Development-Acquisition of Point Plastics, Inc. In July 1998, after the close of its fiscal year, the Company acquired all of the capital stock of Point Plastics, Inc.("Point Plastics"). Point Plastics designs, manufactures and distributes a full line of plastic disposable laboratory products for liquid handling in clinical and diagnostic research. Its products include pipette tips, microcentrifuge tubes and PCR tubes. Point Plastics' products are sold worldwide to distributors and directly to end users in the biotechnology industry. The biotechnology industry includes molecular biology, immunology, cell culture and protein chemistry. End users of Point Plastics' products include research institutes, biotech firms, forensic and hospital laboratories, university laboratories, blood banks and pharmaceutical companies. Point Plastics is based in Petaluma, California, where it owns and leases approximately 126,000 square feet of manufacturing and warehousing space. It has approximately 120 employees.

          Clinical Products.    Porex manufactures blood serum filters that are
used to separate microscopic particles and fibrous matter (fibrin) from centrifuged blood serum to prevent clogging of automated laboratory chemical analysis equipment. Porex also manufactures a line of closure devices that are used with blood serum filters and tubes. In response to health concerns regarding the handling of human blood, new blood testing equipment has been developed which does not require filtered blood serum for analysis, or which eliminates the need for handling of blood serum by medical personnel. The use of such new equipment has reduced the demand for Porex's current line of blood serum filters.

          Vials and Solid Plastic Components. Porex manufactures and sells a full line of plastic vials for pharmaceuticals. Porex also produces close tolerance solid plastic components comprised of thermoplastic resins, including polystyrene, polypropylene and thermoplastic rubber, for medical and industrial applications. These products are custom designed and produced to satisfy individual customer specifications.

      The Scientific Products Group contributed 13.1%, 16.5% and 17.5% of the total revenue of the Company for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

SURGICAL PRODUCTS GROUP

          Porex's surgical products are marketed primarily to surgeons who specialize in plastic and reconstructive surgery, oculoplastic surgery and oral maxillofacial surgery. The product line includes MEDPOR(R) Surgical Implant material, which is polymeric biomaterial used for craniofacial reconstruction and augmentation, and TLS(R) Surgical Drainage Systems for small surgical incisions. Porex also markets Squeeze-Mark (TM) and TLS (TM) Surgical Marker pens to mark the areas of proposed surgical incision. Porex manufactures MEDPOR(R) Surgical Implant material and distributes, and in some cases assembles, the other items in its surgical product line.

         The Surgical Products Group contributed 6.7%, 6.9% and 6.4% of the total revenue of the Company for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.


MARKETING AND DISTRIBUTION

     As of June 30, 1998, Porex had over 600 customers.    In the United States,
sales of OEM health care products, industrial products and consumer products are made directly by Porex's marketing staff. Internationally, such products are sold by Porex's marketing staff in certain countries and through independent distributors and agents in other countries who work in conjunction with Porex's marketing staff. Porex distributes its scientific products and clinical products principally through independent distributors. Porex's surgical products are sold by its sales personnel, as well as through independent dealers and agents. Export sales, which are made principally to Europe and Asia, consist primarily of Porex's porous plastic OEM biomedical products, industrial products and consumer products. For the fiscal year ended June 30, 1998, Porex's foreign and export product sales were approximately $18,948,000, or 29% of sales, as compared to approximately $14,067,000, or 27% of sales, for the fiscal year ended June 30, 1997 and approximately $12,270,000, or 27% of sales, for the fiscal year ended June 30, 1996. See Note 6 to the Consolidated Financial Statements. No customer accounted for more than 10% of Porex's total net sales for the fiscal years ended June 30, 1998 and 1997, respectively.


SEASONALITY AND BACKLOG

     Sales of certain Porex product lines are somewhat seasonal, but Porex's overall businesses are not seasonal to any significant extent. At June 30, 1998, Porex's backlog was approximately $11,852,000, as compared to approximately $9,715,000 at June 30, 1997. The backlog consists primarily of blanket orders with release dates of up to 12 months, the full amounts of which are expected to be filled over a 12-month period.


PRODUCT AND PROCESS DEVELOPMENT

          Porex maintains a continuing development program devoted primarily to the development of porous components for the life sciences market and consumer
applications.   Development activities also include work done to address the specific needs of OEM customers as well as enhancements to Porex's proprietary manufacturing processes.

     Porex's development expenditures were approximately $1,966,000, $1,791,000 and $2,014,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.


RAW MATERIALS

     The principal raw materials used by Porex in its plastic products business are a variety of plastic resins which are generally available from a number of suppliers in adequate quantities to meet Porex's needs. Porex has been able to obtain adequate supplies of raw materials and believes that sufficient supplies will be available in the foreseeable future. Porex has no long-term supply contracts for the purchase of raw materials. Porex's inability to acquire sufficient plastic resins at a reasonable price would affect Porex's ability to maintain its margins in the short term.

     Porex requires high-grade plastic resins with specific properties as raw materials for certain of its porous plastic products. Accordingly, shipments of raw materials from suppliers are closely monitored for compliance with Porex's standards. Although there are various suppliers of high-grade plastic resins with specific properties and Porex has not experienced any material difficulty in obtaining adequate supplies of high-grade materials, the inability to obtain such high-grade plastic resins, or any raw materials, could have a material adverse effect on Porex. To ensure the availability of high-grade plastic resins with specific properties, Porex occasionally purchases more than it would otherwise currently require. Porex maintains an inventory of raw materials it believes is sufficient to satisfy its production needs for an extended period of time.

     For its solid plastic products, Porex utilizes commercial grade thermoplastic resins, including polyethylene, polypropylene and polystyrene. Such materials are readily available from a number of sources and Porex is not dependent on any single source of supply. Because of the ready availability of such materials, Porex does not maintain a significant inventory of such raw materials.


INTELLECTUAL PROPERTY

     Porex uses proprietary technology for manufacturing its porous plastic materials and injection molding technology for manufacturing its solid plastic products. Porex believes that its non-patented proprietary manufacturing processes are protected under trade secret, contractual and other intellectual property rights. However, such protections do not afford the statutory exclusivity possible for patented processes. To protect its proprietary technology and maintain high manufacturing quality and efficiency, Porex designs and manufactures its porous molding equipment and most of its molds in-house.
In certain instances, however, Porex has sought and intends to continue to seek patents for specific products and manufacturing processes.

     Porex owns a number of patents and trademarks in the United States and foreign countries which it deems to be important to its business. The majority of Porex's patents and patent applications relate to porous plastics and medical devices.


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

     Under the 1976 Amendments, each medical device manufacturing site must be registered and must comply with regulations applicable generally to manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and to inspect the facilities in which they are manufactured in order to ensure that a device is not improperly manufactured or labeled. Porex has two manufacturing sites registered with the FDA.

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


COMPETITION

     Competition in Porex's plastic products business is characterized by the introduction of competitive products at lower prices. The Company believes that Porex's principal competitive strengths are its manufacturing processes, quality control, relationship with its customers and distribution of its proprietary healthcare products.

     In the porous plastics area, Porex's competitors include other producers of porous plastic materials as well as companies that manufacture and sell products made from materials other than porous plastics which can be used for the same purposes as Porex's products. In this field, Porex has several direct competitors in the United States, Europe and Asia. Porex's porous plastic pen nibs compete with felt and fiber tips manufactured by a variety of suppliers worldwide. Other Porex industrial products made of porous plastic compete, depending on the industrial application, with porous metals, metal screens, fiberglass tubes, pleated paper, resin-impregnated felt, ceramics and other substances and devices.

     The market for Porex's injection molded solid plastic components and products is highly competitive and highly fragmented. The MEDPOR(R) Biomaterial products compete for surgical use against autogeneous and allograph materials and alloplastic biomaterials. Autogenous grafts are bone, tissue or cartilage taken from the patient and allographs are donor bone, tissue or cartilage. Competitive alloplastic materials include: solid silicone implant shapes, porous hydroxyapitite shapes and granules, and PTFE sheet material. Porex's surgical drains and markers compete against a variety of products from several manufacturers. Porex's pipette tips and racks also compete with similar products manufactured by domestic and foreign manufacturers.

POTENTIAL LIABILITY RISK AND AVAILABILITY OF INSURANCE

     The products sold by Porex expose it to potential risk for product liability claims, particularly with respect to Porex's Life Sciences, Clinical and Surgical products. The Company believes that Porex carries adequate insurance coverage against product liability claims and other risks. There can be no assurance, however, that claims in excess of Porex's insurance coverage will not arise. In addition, Porex's insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and seeks indemnification for products manufactured by others and distributed by it, there can be no assurance that in the future it will be able to obtain such insurance at an acceptable cost or be adequately protected by such indemnification. See "Business--Plastics and Filtration Technologies Business--Porous Media Group" and "Legal Proceedings-- Mammary Implant Litigation".


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

     The Company is not aware of any business which provides commercially available products or services with the scope and breadth of the services described above. However, various companies including, but not limited to, certain physician office management information systems companies, EDI/data networking companies, online medical information service companies, and systems integration companies, some of which may have greater resources than the Company, have announced that they are developing a combination of one or more of these products and services. There can be no assurance that such companies will not develop and successfully market the healthcare communications products and services described herein in a manner which would have a material adverse effect on the Company.

     The Company has completed two acquisitions, which form the foundation of its healthcare communications business. In December 1996, the Company acquired Avicenna, a privately held development stage company located in Cambridge, Massachusetts, and in January 1997, the Company acquired privately held CareAgents, Inc. ("CareAgents"). See Note 2 to the Company's Consolidated Financial Statements contained in Part IV.

     The Company expects to incur significant ongoing research and development expenditures in connection with its healthcare communications business. For the year ended June 30, 1998, such expenditures were approximately $13,565,000. The Company is pursuing the development of its healthcare communications business through the use of its internal resources as well as pursuing the acquisition of complementary businesses. The Company anticipates that it may enter into acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of this business. There can be no assurance that the Company will succeed in consummating such transactions or that such transactions will ultimately provide the Company with the ability to offer the products and services described.


CERTAIN CONSIDERATIONS

     NEW BUSINESS AREA--HEALTHCARE COMMUNICATIONS

     INITIAL DEVELOPMENT PHASE. The Company is in the initial development phase of offering products and services to provide inter-enterprise connectivity to payors and providers in the healthcare industry. The provision of products and services using Internet technology in the healthcare communications industry is a developing business. There can be no assurances given as to a specific time frame for the Company's first commercial introduction of its products and services. The Company anticipates that it will incur significant expenses in connection with the development of these products and services. There can be no assurance that these products and services will be successfully developed by the Company. Avicenna and CareAgents are start up companies with limited operating histories and have operated at a loss since inception. The Company is pursuing the development of its healthcare communications business through the use of its internal resources as well as pursuing the acquisition of complementary businesses. The Company anticipates that it may enter into acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of this business. There can be no assurance that the Company will succeed in consummating such transactions or that such transactions will ultimately provide the Company with the ability to offer the products and services described.

     MARKET ACCEPTANCE. As is typical in a developing business, demand and market acceptance for new and innovative products and services are subject to a high level of uncertainty. Achieving market acceptance for the Company's products and services will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. No assurances can be given that the Company's effort in establishing such products and services will be successful, that the Company will be able to succeed in positioning its services as a preferred method for healthcare communications, that there will be significant market acceptance for its products and services or that any pricing strategy developed by the Company will be economically viable or acceptable to the market.

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

     GOVERNMENT REGULATION OF HEALTHCARE

     Participants in the healthcare industry are subject to extensive and frequently changing regulation under numerous laws administered by governmental entities at the federal, state and local levels. Many current laws and regulations, when enacted, did not anticipate the methods of healthcare communications under development by the Company. The Company believes, however, that those laws and regulations will nonetheless be applied to the Company's healthcare communications business. Accordingly, the Company's healthcare communications business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry.

     Current laws and regulations which may affect the healthcare communications business include (i) the regulation of confidential patient medical record information, (ii) laws relating to the electronic transmission of prescriptions from physicians' offices to pharmacies, (iii) regulations governing the use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease, (iv) laws or regulations relating to the relationships between or among healthcare providers and (v) laws or regulations governing the electronic exchange of healthcare information among payors and providers. In addition, physicians, insurance companies, pharmacies and other participants in the healthcare industry are subject to their own laws and regulations which may affect the Company's healthcare communications business. The Company expects to conduct its healthcare communications business in substantial compliance with all material federal, state and local laws and regulations governing its operations. However, the impact of regulatory developments in the healthcare industry is complex and difficult to predict, and there can be no assurance that the Company will not be materially adversely affected by existing or new regulatory requirements or interpretations.


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


     COMPETITION IN HEALTHCARE COMMUNICATIONS

     The Company is not aware of any business which provides commercially available products or services with the scope and breadth of the healthcare communications products and services currently being developed by the Company. However, various companies including, but not limited to, certain physician office management information systems companies, EDI/data networking companies, online medical information service companies and system integration companies, some of which may have greater resources than the Company, have announced that they are developing a combination of one or more of these products and services. There can be no assurance that such companies will not develop and successfully market the healthcare communications products and services described herein in a manner which would have a material adverse effect on the Company.


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


                              ACQUISITION PROGRAM

     The Company maintains an acquisition program and intends to concentrate its acquisition efforts on businesses which are complementary to the Company's plastics and filtration technologies business and its healthcare communications strategy, but such emphasis is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other healthcare-related businesses or in other industries. The Company anticipates that it may enter into acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of the business. Any transactions will be limited, as required by agreements to which the Company is a party (which expire in May 1999), to areas of business which would not be competitive with certain businesses of Merck & Co., Inc. Although management of the Company will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that the Company will properly ascertain all such risks. In addition, no assurances can be given that the Company will succeed in consummating any such transactions, that such transactions will ultimately provide the Company with the ability to offer the products and services described or that the Company will be able to successfully manage or integrate any resulting business.

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


                                   EMPLOYEES

     As of June 30, 1998, the Company had approximately 745 employees.

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


ITEM 3.   LEGAL PROCEEDINGS.

     The description below of the mammary implant litigation and certain other litigation contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including but not limited to the respective risks, uncertainties and contingencies identified in such descriptions. See "Business-Introduction--Forward-Looking Information".

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

     Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of implants. One of the pending actions, Donna L. Turner v. Porex Technologies Corporation, et al., is styled as a purported class action. Certain of the actions against Porex have been dismissed where it was determined that the implant in question was not distributed by Porex. In addition, as of August 14, 1998, 67 claims have been settled on a favorable basis by the Manufacturer, or by the insurance carriers of Porex, without material cost to Porex. As of August, 1998, 215 actions and 36 out-of-court claims were pending against Porex. Of the 215 actions, 98 involve implants identified as distributed by Porex and 84 cases involve implants identified as not having been distributed by Porex. In the remaining 33 actions, the implants have not been identified. During the fiscal year ended June 30, 1998, there were 16 implant-related claims made against Porex by individuals as compared with 24 claims made during the fiscal year ended June 30, 1997 and 28 claims made during the fiscal year ended June 30, 1996.

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

     In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of implants. However, Porex has exercised its right, under such policy, to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. In addition, Porex has other excess insurance where it has similarly purchased extended reporting period
coverage.   The Company believes that its present coverage, together with
Porex's insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex's distribution of implants. To the extent that certain of such actions and claims seek punitive and compensatory damages arising out of alleged intentional torts, if awarded such damages may or may not be covered, in whole or in part, by Porex's insurance policies. In addition, Porex's recovery from its insurance carriers is subject to policy limits and certain other conditions. Porex has been expensing the retention amount under its policies as incurred.

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

     ENFORCEMENT DIVISION PROCEEDING. In July 1994, the Division of Enforcement of the Securities and Exchange Commission (the "SEC") began an investigation regarding certain trading in securities of the Company. On March 11, 1998, the SEC filed a civil action against Roger Licht, an outside director of the Company. The complaint alleges that Mr. Licht provided non-public information to friends in connection with transactions involving the Company and its former parent, Medco Containment Services, Inc. ("Medco"), and traded on the basis of non-public information in connection with an unrelated company. The SEC's complaint relates to the acquisition of Medco by Merck & Co. Inc. in July 1993 and Medco's subsequent sale of its majority interest in the Company in May 1994. The SEC's action seeks disgorgement of the alleged trading profits and an injunction against Mr. Licht. The SEC's action does not involve or seek any recovery from the Company or allege any wrongdoing by the Company. Accordingly, the Company does not believe that such action will have a material adverse effect on its financial position or results of operations.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                               EXECUTIVE OFFICERS

     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this Report. The executive officers of the Company are as follows:


Name                     Age                 Position
----                     ---                 --------

Paul C. Suthern           46  President and Chief Executive Officer

Roger C. Holstein         45  Executive Vice President--Sales and Marketing

David M. Margulies, M.D.  47  Executive Vice President--Chief Scientist

Anthony Vuolo             40  Executive Vice President--Finance and Administration
                              and Chief Financial Officer

Charles A. Mele           42  Executive Vice President--General Counsel

Kim A. Davis              47  Senior Vice President--Chief Executive Officer &
                              President of Porex Technologies

--------------
     Mr. Suthern has been President and Chief Executive Officer of the Company since March 1998 and was an executive officer of the Company from February 1993 to July 1996, Vice Chairman from July 1996 to March 1998 and also Chief Executive Officer from October 1993 to January 1995, and was, until December 1994, an executive officer of Medco for more than five years.

     Mr. Holstein has been Executive Vice President--Sales and Marketing of the Company since November 1997 and, prior to such date, performed various services for the Company from October 1996. Mr. Holstein was a part-time employee of Medco from November 1997 to February 1998 and, prior to such time, was an executive officer of Medco since 1991.

     Dr. Margulies has been Executive Vice President--Chief Scientist of the Company since January 1997. He was founder and president of CareAgents. From 1990 to mid 1996, Dr. Margulies was Executive Vice President and Chief Scientist of Cerner Corporation, a leading supplier of enterprise-level clinical applications. Prior to such time, he was Vice President and Chief Information Officer at Boston Children's Hospital and on the medical faculties of the Harvard Medical School and Columbia College of Physicians and Surgeons.

     Mr. Vuolo has been Executive Vice President--Finance and Administration and Chief Financial Officer of the Company since March 1998, an executive officer of the Company since May 1997 and an officer for more than five years and was, until December 1994, an officer of Medco for more than five years.

     Mr. Mele has been Executive Vice President--General Counsel of the Company since March 1998 and was Vice President--General Counsel from July 1995 to March 1998. Mr. Mele was an executive officer of the Company from May 1989 until December 1994 and was an executive officer of Medco for more than five years, until March 1995. Mr. Mele is also a director of Comnet Corporation and Group 1 Software, Inc., computer software companies.

     Mr. Davis has been Senior Vice President of the Company and, Chief Executive Officer and President of Porex Technologies Corp. since January 1998. Mr. Davis was Chief Operating Officer and President of Gelman Sciences, Inc. ("Gelman"), a provider of products and services for high technology filtration and separation systems and components, from May 1993 until January 1998. In February 1997, Gelman was acquired by Pall Corporation ("Pall") and Mr. Davis also became a Senior Vice President of Pall.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the NASDAQ National Market System under the symbol "SNTC." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by NASDAQ.


                                                     High           Low
                                                     ----           ---
Fiscal Year 1997
----------------
First Quarter....................................   $37 1/4       $30 3/4
Second Quarter...................................   $55 7/8       $31 1/2
Third Quarter....................................   $52 3/4       $45
Fourth Quarter...................................   $47 3/4       $34 1/2

Fiscal Year 1998
----------------
First Quarter....................................   $45 7/8       $36 1/2
Second Quarter...................................   $42 1/4       $35 1/4
Third Quarter....................................   $55           $36
Fourth Quarter...................................   $65 1/4       $51

     The Company's Common Stock was held by 159 stockholders of record as of September 21, 1998. The Company believes that its Common Stock is beneficially held by at least 400 stockholders.

     The Company did not pay any dividends to the holders of its Common Stock during the two fiscal years ended June 30, 1998. The Company intends to continue to retain earnings to finance its business and its acquisition program and, accordingly, does not currently anticipate paying cash dividends to holders of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data for each of the five years in the period ended June 30, 1998. The selected financial data for the two years in the period ended June 30, 1995 have been restated to reflect the divestiture of the Company's institutional pharmacies business in December 1994.


                                                               YEAR ENDED JUNE 30,
                                           -----------------------------------------------------
                                             1994       1995        1996       1997       1998
                                             ----       ----        ----       ----       ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA
Net sales................................  $ 33,093     $ 39,179  $ 45,128  $  52,885   $ 64,945
Income (loss) from continuing
  operations before
  provision for income
  taxes..................................     1,080        1,078    13,202    (24,626)    14,832
Provision for income taxes...............       411          443     4,617      2,834      5,788
                                           --------     --------  --------  ---------   --------
Income (loss) from continuing
  operations.............................       669          635     8,585    (27,460)     9,044
Income from discontinued
  operations.............................     1,823       15,459         -          -          -
                                           --------     --------  --------  ---------   --------

Net income (loss)........................  $  2,492     $ 16,094  $  8,585    (27,460)  $  9,044
                                           ========     ========  ========  =========   ========
Net income (loss) per share -- basic:
  Continuing operations..................  $   0.04     $   0.04  $   0.52  $   (1.60)  $    .51
  Discontinued operations................      0.10         0.94         -          -          -
                                           --------     --------  --------  ---------   --------
Net income (loss) per share -- basic.....  $   0.14     $   0.98  $   0.52  $   (1.60)  $    .51
                                           ========     ========  ========  =========   ========

Net income (loss) per share -- diluted:
  Continuing operations..................  $   0.04     $   0.04  $   0.48  $   (1.60)  $   0.46
  Discontinued operations................      0.10          .89         -          -          -
                                           --------     --------  --------  ---------   --------
Net income (loss) per share -- diluted...  $   0.14     $   0.93  $   0.48  $   (1.60)  $   0.46
                                           ========     ========  ========  =========   ========

                                                                 AT JUNE 30,
                                            ----------------------------------------------------
                                              1994         1995      1996       1997       1998
                                              ----         ----      ----       ----       ----
                                                               (IN THOUSANDS)
BALANCE SHEET DATA
Working capital..........................  $ 64,625     $105,279  $166,328   $ 91,073   $108,069
Net assets of discontinued
  operations.............................    55,882            -         -          -          -
Total assets.............................   194,009      188,174   199,592    384,339    396,926
Long term debt, less
  current portion........................    80,716            -         -    165,000    159,500
Stockholders' equity.....................   105,130      166,832   181,089    188,736    206,226

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following table sets forth for the periods indicated the percentage which certain items in the financial statements of the Company relate to net sales.

                                                      PERCENTAGE OF NET SALES
                                                    FISCAL YEARS ENDED JUNE 30,
                                                    ---------------------------
                                                     1998       1997       1996
                                                     ----       ----       ----
Net sales                                               100%       100%      100%

Costs and expenses
   Cost of sales.................................      53.1       54.9      55.6
   Selling, general and administrative...........      42.4       39.4      33.1
   Investment income.............................     (31.6)     (24.3)    (18.0)
   Interest expense..............................      13.3        5.9        --
   Purchased research and development and other..        --       70.7        --
                                                      -----     ------     -----
                                                       77.2      146.6      70.7
                                                      -----     ------     -----
Income (loss) before provision for income taxes..      22.8      (46.6)     29.3

Provision for income taxes.......................       8.9        5.3      10.2
                                                      -----     ------     -----

Income (loss) from continuing operations.........      13.9%    (51.9)%     19.1%
                                                      =====     ======     =====

     The historical operations of the Company are primarily related to its plastics and filtration technologies business. All revenues and a majority of operating expenses were derived from these operations.


Fiscal Years Ended June 30, 1998 and 1997
Consolidated Results of Operations

     Net sales for the year ended June 30, 1998 increased $12,060,000 or 22.8% over the comparable prior year period. The Company's net sales for the year ended June 30, 1998 include a full year of sales by Interflo Technologies, Inc. ("Interflo"), acquired in February 1997. Inclusion of a full year of Interflo's net sales accounted for 7.4% of the Company's overall increase in net sales.
The remaining 15.4% of the Company's increase in net sales was due principally to increased unit sales of writing components in the consumer segment, increased unit sales of diagnostic products and various filtration devices, and increased unit sales of laboratory disposable products such as pipette tips and test tubes in the healthcare segment.

     Cost of sales for the year ended June 30, 1998 increased $5,473,000 or 18.8% over the comparable prior year period. This increase was attributable to the operations of Interflo which was included for the full year and the increased sales volume noted above. As a percent of net sales, cost of sales for the year ended June 30, 1998, decreased to 53.1% from 54.9% in the comparable prior year period principally due to increased leverage of certain fixed costs which do not increase proportionately with sales, labor efficiencies and increased sales of higher margin products.

     Selling, general and administrative expenses for the year ended June 30, 1998 increased by $6,717,000 or 32.2% over the comparable prior year period primarily due to the inclusion of a full year of expenses associated with the Company's healthcare communications business which primarily relate to research and development activities. Excluding these costs, as a percentage of net sales, selling, general and administrative expenses for the year ended June 30, 1998 decreased to 27.7% from 30.7% due principally to increased sales which were not proportionately offset by such expenses since these costs do not vary directly with sales.

     Investment income, which is comprised of interest and other income and dividend income, for the year ended June 30, 1998 increased by $7,673,000 or 59.5% over the comparable prior year period primarily as a result of a full year of income earned on the proceeds of the Company's $165,000,000 principal amount of its 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") issued in February 1997.

     Interest expense for the year ended June 30, 1998 increased by $5,498,000 from the prior year period as a result of a full year's interest expense associated with the Convertible Debentures.

     The effective tax rate for the year ended June 30, 1998 increased to 39.0% from 37.5%, excluding, in the prior year, the portion of the research and development charge relating to the acquisitions of Avicenna and CareAgents for which no tax benefits were recognized. The increase was primarily a result of the change in composition of the Company's marketable securities resulting in the decrease in investment income subject to the dividend received deduction.


Fiscal Years Ended June 30, 1997 and 1996
Consolidated Results of Operations

     Net sales for the year ended June 30, 1997 increased by $7,757,000, or 17.2%, over the comparable prior year period. The sales increase was due primarily to increased unit sales of writing components in the consumer segment and increased unit sales of pipette filters, pipette tips and surgical products in the healthcare segment.

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

     Selling, general and administrative expenses for the year ended June 30, 1997 increased by $5,911,000, or 39.6%, over the comparable prior year period due primarily to the inclusion of expenses of $4,628,000 associated with the Company's healthcare communications business which primarily related to research and development activities. Excluding these costs, as a percent of net sales, selling, general and administrative expenses for the year ended June 30, 1997 decreased to 30.7 % from 33.1% due principally to increased sales which were not proportionately offset by such expenses, since a portion of these costs is fixed in nature and does not vary directly with sales.

     Investment income, which is comprised of interest and other income and dividend income, for the year ended June 30, 1997 increased by $4,782,000, or 58.9%, over the comparable prior year period primarily as a result of the income earned on the proceeds of the Convertible Debentures.

     Interest expense for the year ended June 30, 1997 increased by $3,116,000 from the prior year period as a result of the interest expense associated with the Convertible Debentures.

     During the year ended June 30, 1997, the Company recorded non-recurring charges to income of $37,413,000 related to purchased research and development costs from the acquisitions of Avicenna and CareAgents and the acquisition of rights to certain intellectual property and software technologies to be utilized in the development of the Company's healthcare communications business.

     Excluding the portion of the research and development charge relating to the acquisitions of Avicenna and CareAgents for which no tax benefits were recognized, the effective tax rate for the year ended June 30, 1997 increased to 37.5% from 35.0% in the prior year period primarily as a result of the change in composition of the Company's marketable securities resulting in the decrease in investment income subject to the dividend received deduction.

Capital Resources and Liquidity

     As of June 30, 1998, the Company had $90,645,000 of cash and cash equivalents and $227,062,000 of marketable securities. At June 30, 1998, the Company's marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes.

     For the fiscal year ended June 30, 1998, cash and cash equivalents increased $13,342,000 primarily as a result of operating activities. Net cash provided by operations was $14,370,000, an increase of $5,353,000 from the fiscal year ended June 30, 1997. This increase was primarily related to increased cash flow from operations and a full year of investment income partially offset by higher expenditures related to the development of the healthcare communications business. The significant funds generated from operating activities are reinvested in existing businesses and are used to fund capital expenditures.

     Net cash used for financing activities was $1,791,000 for the fiscal year ended June 30, 1998, primarily resulting from the Company's repurchase of $5,500,000 face amount of Convertible Debentures partially offset by proceeds from the issuance of stock options and 401(k) purchases.

     Net cash provided by investing activities was $763,000 for the fiscal year ended June 30, 1998, reflecting maturities and redemptions of marketable securities, net of purchases of marketable securities.

     As a result of the continuing efforts in developing its healthcare communications business, the Company expects to incur significant research and development expenditures in connection with this new area of business until the products and services are successfully developed and marketed. During the year ended June 30, 1998, the Company incurred expenditures of approximately $13,565,000 related to the development of its healthcare communications business. The Company expects to increase the rate of such expenditures during fiscal 1999. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.

     In July 1998, the Company completed the acquisition of Point Plastics, Inc., a manufacturing company located in Petaluma, California. Point Plastics designs, manufactures and distributes injection-molded, disposable laboratory plastics used for liquid handling in the life sciences marketplace. Point Plastics had net sales of approximately $25,000,000 for the twelve months ended December 31, 1997. The purchase price for the outstanding capital stock of Point Plastics was $86,000,000, paid 60% in shares of Synetic Common Stock and 40% in cash. The tax free merger will be accounted for using the purchase method of accounting.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,
(a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Business--Acquisition Program".

Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in marketable securities. The Company does not use derivative financial instruments in its investments. The Company's investments consist primarily of U.S. Treasury Notes and Federal Agency Notes. The table below presents principal amounts and related weighted average interest rates by expected maturity date for the Company's investment portfolio and debt obligations.

                                                   Fiscal Years
                                                  (in thousands)
                                 1999     2000     2001     2002       2003    Thereafter
                                 ----     ----     ----     ----       ----    ----------
Assets
------
Cash equivalents:
 Fixed rate..................  74,744        -       -         -          -         -
 Average interest rate.......    5.52%       -       -         -          -         -
Short term investments:
 Fixed rate..................  10,000        -       -         -          -         -
 Average interest rate.......   6.31%        -       -         -          -         -
Long term investments:
 Fixed rate..................       -        -       -   144,800     73,635         -
 Average interest rate.......       -        -       -     6.46%      6.12%         -
Total investment securities..  84,744        -       -   144,800     73,635         -
 Average interest rate.......   5.61%        -       -     6.46%      6.12%         -
Long term debt:
 Fixed rate..................       -        -       -         -          -   159,500
 Average interest rate.......       -        -       -         -          -     5.00%


Year 2000

     The Year 2000 issue is the result of computer programs using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a disruption of normal business activities. Many of the Company's suppliers, vendors and customers also face this issue.

     The Company has completed an assessment of its Year 2000 readiness and is undergoing a conversion of its internal systems which are not currently Year 2000 compliant. As of September 15, 1998, the Company completed the conversion of all significant non-manufacturing systems. The Company expects conversion of the remaining information technology ("IT") related systems to be completed and fully tested by June 30, 1999. For non-IT systems, all significant microprocessor-embedded production equipment has been upgraded and the Company believes it is Year 2000 compliant.

     The Company is in the process of communicating with its suppliers, vendors and customers concerning the state of their readiness for the Year 2000. The information gathered to date does not permit the Company to complete its assessment of risk related to the Year 2000 that these third parties may present to the Company. If third parties upon which the Company relies are unable to address this issue in a timely manner, such occurrence could result in a material financial risk to the Company.

     The Company expects that the cost of Year 2000 compliance will not be material. If the Company does not complete the conversion of its manufacturing systems by the end of 1999, the Company has Year 2000 compliant upgrades it believes can readily be installed for its existing systems. The Company believes that, should it be necessary, the cost of installing such upgrades would not be material.

     The Company intends to have in inventory a reserve of raw materials, which it believes is sufficient to avoid a disruption in its manufacturing process, to minimize the risk associated with third-party suppliers experiencing Year 2000 problems on January 1, 2000.

     The Company's statements regarding its Year 2000 project constitute forward looking statements. As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of the Year 2000 on the operations of the Company could differ materially from the Company's expectations.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, except that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K.

(a)(1)-(2)  Financial Statements and Schedules:


            The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data at page F-l are filed as part of this Report.

(a)(3)      Index to Exhibits:

            See Index to Exhibits on page E-1.

(b)         Reports on Form 8-K:

            On April 9, 1998, the Company filed a report on Form 8-K disclosing that it had filed an Amended and Restated Certificate of Incorporation and had adopted Amended and Restated By-Laws of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SYNETIC, INC.



Date:  September 25, 1998        By:    /s/ Paul C. Suthern
                                      ----------------------------
                                      Paul C. Suthern, President and
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 1998.


(1) Principal Executive Officer:    (3)  A Majority of the Board of Directors:


By:   /s/ Paul C. Suthern
    -----------------------------   Thomas R. Ferguson
    Paul C. Suthern                 Mervyn L. Goldstein
    President and Chief             Ray E. Hannah
    Executive Officer               Roger H. Licht
                                    Bernard A. Marden
                                    James V. Manning
                                    Charles A. Mele
                                    Herman Sarkowsky
                                    Paul C. Suthern
                                    Albert M. Weis
                                    Martin J. Wygod

(2) Principal Financial and
    Accounting Officer:             By:     /s/ Paul C. Suthern
                                        -------------------------
                                        Paul C. Suthern
                                        Individually and as Attorney-in-Fact

By:   /s/  Anthony Vuolo
    ---------------------------
    Anthony Vuolo
    Executive Vice President -
    Finance and Administration
    and Chief Financial Officer

                         SYNETIC, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA



     The following financial statements of the Company and its subsidiaries required to be included in Item 14.(a) (1) of Form 10-K are listed below:


                                                                 PAGE
                                                                 ----

     Report of Independent Public Accountants................     F-2

     Consolidated Balance Sheets at June 30, 1998 and 1997...     F-3

     Consolidated Statements of Operations for the
       Years Ended June 30, 1998, 1997 and 1996..............     F-5

     Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
       June 30, 1998, 1997 and 1996..........................     F-6

     Consolidated Statements of Cash Flows for the
       Years Ended June 30, 1998, 1997 and 1996..............     F-7

     Notes to Consolidated Financial Statements..............     F-8

     The following financial statement supplementary data of the Registrant and its subsidiaries required to be included in Item 14.(a) (2) of Form 10-K are listed below:

                                                                 PAGE
                                                                 ----
     Schedule II - Valuation and Qualifying
       Accounts..............................................     S-1

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO SYNETIC, INC.:

     We have audited the accompanying consolidated balance sheets of Synetic, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synetic, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

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



                                       ARTHUR ANDERSEN LLP


New York, New York
August 14, 1998

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                JUNE 30,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
CURRENT ASSETS:
     Cash and cash equivalents..........................  $ 90,645   $ 77,303
     Marketable securities..............................     9,995     11,765
     Accounts receivable, net of allowances for
       doubtful accounts and sales returns of $786 and
       $739 at June 30, 1998 and 1997, respectively.....    11,071      9,094
     Inventories........................................     5,813      5,505
     Other current assets...............................    11,572      9,233
                                                          --------   --------
       Total current assets.............................   129,096    112,900
                                                          --------   --------

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements..............................     1,605      1,613
     Buildings and improvements.........................    11,261      9,911
     Machinery and equipment............................    28,428     23,444
     Furniture and fixtures.............................     3,924      3,283
     Construction in progress...........................     6,249      2,516
                                                          --------   --------
                                                            51,467     40,767
     Less:  Accumulated depreciation....................   (22,086)   (18,681)
                                                          --------   --------

       Property, plant and equipment, net...............    29,381     22,086
                                                          --------   --------

OTHER ASSETS:
     Marketable securities..............................   217,067    226,760
     Other..............................................    21,382     22,593
                                                          --------   --------
       Total other assets...............................   238,449    249,353
                                                          --------   --------
                                                          $396,926   $384,339
                                                          ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                        JUNE 30,
                                                                  --------------------
                                                                    1998       1997
                                                                  ---------  ---------

CURRENT LIABILITIES:
     Accounts payable...........................................  $  2,644   $  2,344
     Accrued liabilities........................................    13,002     14,203
     Income taxes payable.......................................     5,381      5,280
                                                                  --------   --------
       Total current liabilities................................    21,027     21,827
                                                                  --------   --------

LONG-TERM DEBT..................................................   159,500    165,000

OTHER LIABILITIES...............................................    10,173      8,776

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 10,000,000 shares
          authorized; none issued...............................         -          -
     Common stock, $.01 par value; 50,000,000 shares
       authorized; 23,017,594 and 22,865,149 shares issued;
       17,749,131 and 17,564,980 shares issued and outstanding
       at June 30, 1998 and 1997, respectively..................       230        229
     Paid-in capital............................................   203,482    196,212
     Treasury stock, at cost; 5,268,463 and 5,300,169 shares
       at June 30, 1998 and 1997, respectively..................   (38,287)   (39,462)
     Retained earnings..........................................    40,801     31,757
                                                                  --------   --------
       Total stockholders' equity...............................   206,226    188,736
                                                                  --------   --------
                                                                  $396,926   $384,339
                                                                  ========   ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                                ----       ----       ----

Net sales........................................              $ 64,945   $ 52,885   $45,128
                                                               --------   --------   -------

Costs and expenses:
  Cost of sales..................................                34,508     29,035    25,108
  Selling, general and administrative............                27,558     20,841    14,930
  Interest and other income......................               (20,567)   (11,065)   (3,952)
  Dividend income................................                    -      (1,829)   (4,160)
  Interest expense...............................                 8,614      3,116        -
  Purchased research and development and other...                    -      37,413        -
                                                               --------   --------   -------
                                                                 50,113     77,511    31,926
                                                               --------   --------   -------

Income (loss) before provision for income taxes..                14,832    (24,626)   13,202

Provision for income taxes.......................                 5,788      2,834     4,617
                                                               --------   --------   -------

Net income (loss)................................              $  9,044   $(27,460)  $ 8,585
                                                               ========   ========   =======

Income per share - basic:
  Net income (loss) per share....................                  $.51     $(1.60)  $   .52
                                                               ========   ========   =======
  Weighed average shares outstanding.............                17,671     17,133    16,667
                                                               ========   ========   =======

Income per share - diluted:
  Net income (loss) per share....................                  $.46     $(1.60)  $   .48
                                                               ========   ========   =======
  Weighted average shares outstanding............                19,834     17,133    18,026
                                                               ========   ========   =======



 The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 COMMON STOCK
                                              ------------------
                                              NUMBER                                                       TOTAL
                                                OF                  PAID-IN    RETAINED    TREASURY     STOCKHOLDERS'
                                              SHARES      AMOUNT    CAPITAL    EARNINGS      STOCK         EQUITY
                                              ------      ------    -------    --------     --------       -------
Balance, June 30, 1995.......................  21,866      $219    $152,556    $ 50,632     $(36,575)      $166,832
                                               ------      ----    --------    --------     --------       --------

  Net income.................................       -         -           -       8,585            -          8,585

  Issuance of common stock for exercise of
    stock options and 401(k) plan............     141         1       5,671           -            -          5,672
                                               ------      ----    --------    --------     --------       --------

Balance, June 30, 1996.......................  22,007      $220    $158,227    $ 59,217     $(36,575)      $181,089
                                               ------      ----    --------    --------     --------       --------

  Net (loss).................................       -         -           -     (27,460)           -        (27,460)

  Issuance of common stock for exercise of
    stock options and 401(k) plan............     323         3      13,503           -            -         13,506

  Issuance of common stock and warrants for
    acquisitions of Avicenna and CareAgents..     535         6      24,482           -            -         24,488

  Adjustment to purchase price of Treasury
    stock....................................       -         -           -           -       (1,712)        (1,712)

  Purchase of 50 shares of common stock
    for Treasury, net of 18 shares reissued..       -         -           -           -       (1,175)        (1,175)
                                               ------      ----    --------    --------     --------       --------

Balance, June 30, 1997.......................  22,865      $229    $196,212    $ 31,757     $(39,462)      $188,736
                                               ------      ----    --------    --------     --------       --------

Net income...................................       -         -           -       9,044            -          9,044

Issuance of common stock for exercise of
  stock options and 401(k) Plan..............     153         1       7,270           -        1,391          8,662

Purchase of 6 shares of common stock
  for Treasury...............................       -         -           -           -         (216)          (216)

Balance, June 30, 1998                         23,018      $230    $203,482     $40,801     $(38,287)      $206,226
                                               ======      ====    ========     =======     ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED JUNE 30,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................................  $  9,044   $ (27,460)  $   8,585
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Write-off of purchased research and development costs..        -       37,413          -
     Depreciation and amortization and other................     3,999       3,294       2,619
     Deferred income taxes..................................     2,312      (4,336)       (254)

  Changes in operating assets and liabilities,
     net of the effects of acquisitions:
       Accounts receivable, net.............................    (1,977)       (795)       (634)
       Inventories..........................................      (308)        147         193
       Other assets.........................................    (4,790)     (7,184)       (173)
       Accounts payable.....................................       300         776         655
       Accrued liabilities..................................      (661)      1,690      (2,323)
       Other liabilities....................................       926          48          -
       Income taxes payable.................................     5,525       5,424       2,625
                                                              --------   ---------   ---------
          Net cash provided by
            operating activities............................    14,370       9,017      11,293
                                                              --------   ---------   ---------

  Cash flows from investing activities:
     Maturities and redemptions of marketable securities....   102,756     396,638     708,685
     Purchases of marketable securities.....................   (91,293)   (494,895)   (704,099)
     Capital expenditures...................................   (10,700)     (6,063)     (2,790)
     Net cash paid for acquired businesses..................        -      (10,612)         -
                                                              --------   ---------   ---------

          Net cash provided by (used for)
            investing activities............................       763    (114,932)      1,796
                                                              --------   ---------   ---------

  Cash flows from financing activities:
     Purchases of Treasury stock............................      (216)     (3,570)         -
     Proceeds from issuance of stock options and
       401(k) purchases.....................................     3,267       3,688       1,838
     Proceeds from issuance of Convertible Debentures,
       net of underwriting discount.........................               160,890          -
     Repurchase of Convertible Debentures...................    (4,842)         -           -
     Payments on long-term debt.............................        -           -         (216)
                                                              --------   ---------   ---------
          Net cash provided by (used for)
            financing activities............................    (1,791)    161,008       1,622
                                                              --------   ---------   ---------

  Net increase in cash and cash equivalents.................    13,342      55,093      14,711
  Cash and cash equivalents, beginning of
     period.................................................    77,303      22,210       7,499
                                                              --------   ---------   ---------
  Cash and cash equivalents, end of period..................  $ 90,645   $  77,303   $  22,210
                                                              ========   =========   =========

 The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company is engaged in two principal business activities, plastics and filtration technologies and healthcare communications. The Company's plastics and filtration technologies business is conducted through Porex Technologies Corp. and its affiliated companies ("Porex"). Over the past 35 years Porex has established a leading reputation in the porous plastics industry as a developer, manufacturer and distributor of porous plastic products. Porex's porous and solid plastic components and products are used by other manufacturers in a wide range of healthcare, consumer, life sciences and industrial applications primarily to filter, wick, diffuse, drain, vent or control the flow of fluids or gases. Porex has a diverse customer base of over 600 customers, including major Fortune 500 companies.

     The objective of the Company's healthcare communications business is to use Internet technology to create an influential interactive health services channel linking physicians with the payers, suppliers and consumers of healthcare in order to control healthcare costs and improve patient outcomes. There are significant risks and uncertainties associated with this business such as development risks, uncertainty of market acceptance and competition. There can be no assurances given as to the specific time frame for the Company's first commercial introduction of its healthcare communications products and services. The Company anticipates that it will incur significant expenses in connection with the development of such products and services. The provision of products and services using Internet technology in the healthcare communications industry is a developing business.

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries, including Porex and Avicenna, after elimination of all material intercompany accounts and transactions.

     For the years ended June 30, 1998 and 1997, the operations of the Company were primarily related to its plastics and filtration technologies business. All revenues and a majority of operating expenses were derived from these operations.

     Cash and Cash Equivalents--

     The Company considers all investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the consolidated statements of cash flows. These short-term investments are stated at cost, which approximates market.

     Marketable Securities--

     At June 30, 1998, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes and are classified as held-to-maturity and are carried at cost, net of unamortized premium or discount. These investments had an aggregate market value of $229,683,000 and $238,151,000 at June 30, 1998 and 1997, respectively. At June 30, 1998, gross unrealized gains pertaining to marketable securities and other investments were $2,621,000. Gains and losses on the sale of marketable securities and other investments are calculated using the specific identification method.

     Inventories--

     Inventories are stated at the lower of (first-in, first-out) cost or market. Cost includes raw materials, direct labor, and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventories consisted of the following (in thousands):

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     (CONTINUED)


                                      JUNE 30,
                                   --------------
                                    1998    1997
                                   ------  ------

     Raw materials and supplies..  $3,219  $2,672
     Work-in-process.............     677     347
     Finished goods..............   1,917   2,486
                                   ------  ------
                                   $5,813  $5,505
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

     Development Costs--

     The Company capitalizes costs incurred for the production of computer software for use in the sale of its services. Costs capitalized include direct labor and related overhead for software produced by the Company and the costs of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software is commercially available. Such costs are recorded at the lower of unamortized cost or net realizable value. As of June 30, 1998 and 1997, capitalized costs were $4,368,000 and $348,000, respectively. No costs were capitalized in the year ended June 30, 1996. Total development expenses were $11,511,000, $6,419,000, and $2,014,000 for the years ended June 30, 1998, 1997 and 1996, respectively, of which $9,545,000 and $4,628,000 were related to the healthcare communications business for the years ended June 30, 1998 and June 30, 1997, respectively.

     Accrued Liabilities--

     Accrued liabilities consisted of the following (in thousands):


                                              JUNE 30,
                                          ----------------
                                           1998     1997
                                          -------  -------

     Accrued payroll and benefit costs..  $ 5,585  $ 4,633
     Accrued acquisition costs..........      539    3,236
     Accrued interest...................    2,961    2,957
     Accrued legal costs................    1,230    1,575
     Other..............................    2,687    1,802
                                          -------  -------
         Total..........................  $13,002  $14,203
                                          =======  =======

     Income Taxes--

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. (See Note 5)

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     (CONTINUED)

     Foreign Currency Translation--

     The financial statements and transactions of Porex's foreign manufacturing facilities are maintained in their functional currency (Deutsche mark and Pound sterling) and translated into U.S. dollars. The adjustments which result from the process of translating these financial statements are not material.

     Revenue Recognition--

     Revenue is recognized upon product shipment, net of sales returns and allowances.

     Net Income (Loss) Per Share--

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The new standard simplifies the computation of net income per share and increases comparability to international standards. Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Convertible Debentures (See Note 4), if converted, would not have had a dilutive effect on net income per share for the periods presented.

     The Company has adopted the new standard during fiscal 1998, beginning with the December 31, 1997 interim consolidated financial statements. In accordance with SFAS 128, all prior periods presented have been restated. The Company has historically reported its EPS on a fully diluted basis, which reflects the dilution resulting from employee stock options, warrants and convertible securities, if dilutive, and is comparable to the new diluted EPS reported.

     A reconciliation of weighted average shares outstanding (basic) to weighted average shares outstanding assuming dilution (diluted) follows:

                                                     Years Ended June 30,
                                                    -----------------------
                                                     1998   1997(2)   1996
                                                    ------  -------  ------

     Weighted average shares outstanding (basic)..  17,671  17,133   16,667
     Common stock equivalents(1)..................   2,163       -    1,359
                                                    ------  ------   ------
     Weighted average shares outstanding
      assuming dilution (diluted).................  19,834  17,133   18,026
                                                    ======  ======   ======

     (1) Issuable primarily under stock option plans.
     (2) Common stock equivalents not reflected above as they were not dilutive.

     Reclassifications--

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     Accounting for Stock-Based Compensation--

     Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted by the standard, the Company has

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     (CONTINUED)

elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for measurement and recognition of stock-based transactions with employees and non-employee directors. The Company discloses on a pro forma basis both net income and earnings per share as if the fair value based accounting method were used and the difference between compensation cost recognized by APB No. 25 and the fair value method of SFAS No. 123. (See Note 8)

     Use of Estimates--

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

     Recently Issued Accounting Standards--

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" , was issued and is effective for periods beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will not have a material adverse effect on the Company's consolidated financial statements.

(2)  ACQUISITIONS:

     Avicenna--

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

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  ACQUISITIONS: (CONTINUED)

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

     Purchased Research and Development and Other--

     The amounts allocated to purchased research and development of approximately $28,600,000 and $3,585,000 related to Avicenna and CareAgents, respectively, were expensed in the periods of acquisition, with no corresponding tax benefits, as such research and development was in process at the time of the acquisitions and had no alternative commercial use. In addition, in June 1997, the Company charged to expense research and development costs of $5,228,000 associated with the acquisition of rights to certain intellectual property and software technologies to be utilized in the development of the Company's healthcare communications business.

(3)  STOCKHOLDERS' EQUITY:

     In April 1997, the Company announced that its Board of Directors authorized a repurchase program involving the purchase of the Company's common stock and outstanding convertible debentures not to exceed $15,000,000 in the aggregate. For the years ended June 30, 1998 and June 30, 1997, the Company repurchased 6,000 and 49,506 shares at a cost of approximately $216,000 and $1,858,000, respectively. The Company has reissued all of these shares for employee stock option exercises.

     In January 1997, the Company issued 106,029 shares for the acquisition of CareAgents and, in December 1996, the Company issued 428,643 shares for the acquisition of Avicenna.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  LONG-TERM DEBT:

     In February 1997, the Company issued to the public $165,000,000 aggregate principal amount of its 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"). The Convertible Debentures are convertible at any time prior to maturity, unless previously redeemed into shares of the Company's common stock, at a conversion price of $60.00 per share, subject to adjustment under certain circumstances. In connection with the issuance of the Convertible Debentures, the Company recorded debt issuance costs of approximately $5,100,000 which are included in other assets in the consolidated financial statements. Such costs are being amortized to interest expense using the effective interest method over the life of the Convertible Debentures. In conjunction with the repurchase program discussed in Note 3, the Company repurchased $5,500,000 face amount of Convertible Debentures during the fiscal year ended June 30, 1998.

(5)    INCOME TAXES:

       The income tax provisions are summarized as follows (in thousands):


                                                       YEARS ENDED JUNE 30,
                                                      ----------------------
                                                      1998     1997     1996
                                                      ----     ----     ----
Current:
  Federal............................                $2,851  $ 6,663   $4,060
  State..............................                   625      507      811
                                                     ------  -------   ------
       Total current.................                 3,476    7,170    4,871
                                                     ------  -------   ------
Deferred:
  Federal............................                 2,285   (4,293)    (194)
  State..............................                    27      (43)     (60)
                                                     ------  -------   ------
       Total deferred................                 2,312   (4,336)    (254)
                                                     ------  -------   ------
         Total income tax provision..                $5,788  $ 2,834   $4,617
                                                     ======  =======   ======

       A reconciliation of the income tax provision, computed by applying the federal statutory rate to income before taxes, and the actual provision for income taxes is as follows:

                                                       YEARS ENDED JUNE 30,
                                                     ------------------------
                                                       1998     1997     1996
                                                       ----     ----     ----
Federal statutory rate...............................  35.0%   (35.0)%   35.0%
State tax, net of federal benefit....................   2.9       2.1     3.7
Dividend exclusion...................................     -      (2.0)   (7.7)
Non-deductible research and development..............     -      45.1       -
Other, net...........................................   1.1       1.4     4.0
                                                     ------    ------   -----
                                                       39.0%     11.6%   35.0%
                                                     ======    ======   =====


       Temporary differences resulted in the following deferred tax expense (benefit) (in thousands):

                                                         YEARS ENDED JUNE 30,
                                                        ---------------------
                                                        1998    1997     1996
                                                        ----    ----     ----

Book/tax differences in accounting method
 for assets acquired...............................  $ 1,607 $   (10)  $  (69)
Accrued expenses...................................      609    (716)    (140)
Deferred compensation - stock options..............      101       -        -
Difference between tax and book depreciation and
 amortization......................................    1,224  (1,414)     (45)
Net operating loss carryforwards...................   (1,401) (2,236)       -
Other, net.........................................      172      40        -
                                                     ------- -------   ------
                                                     $ 2,312 $(4,336)  $ (254)
                                                     ======= =======   ======

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  INCOME TAXES: (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows (in thousands):

                                                               JUNE 30,
                                                --------------------------------------
                                                       1998                1997
                                                ------------------  ------------------
Deferred Tax Assets:                            CURRENT  LONG-TERM  CURRENT  LONG-TERM
                                                -------  ---------  -------  ---------
 Accrued expenses.............................   $1,664     $    -   $2,431     $    -
 Net operating loss carryforwards.............        -      3,637        -      2,236
 Bad debts....................................      173          -       98          -
 Inventory....................................      340          -      347          -
 Prepaid and other............................      307          -       12        167
 Deferred compensation (stock options)........        -      1,739        -      1,693
 Depreciation and amortization................        -          -        -        474
                                                 ------     ------   ------     ------
   Total current deferred tax assets..........   $2,484     $5,376   $2,888     $4,570
                                                 ======     ======   ======     ======

Deferred Tax Liabilities:
 Depreciation and amortization................   $    -     $1,063   $    -     $    -
 Capitalized research and development costs...        -      1,143        -          -
 Accrued expenses.............................        -        122        -          -
 Other........................................        -        386        -          -
                                                 ------     ------   ------     ------
   Total noncurrent deferred tax liabilities..   $    -     $2,714  $    -   $    -
                                                 ======     ======  =======  =========

 Net deferred tax asset (liability)...........   $2,484     $2,662   $2,888     $4,570
                                                 ======     ======   ======     ======

     As of June 30, 1998, the Company has available net operating loss carryforwards totaling $10,393,000 which expire in years 2012 and 2013. The Company has assessed its past earnings history and trends and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that the net operating loss carryforwards will be realized.

(6)  MAJOR CUSTOMERS AND FOREIGN AND EXPORT PRODUCT SALES:

     For the years ended June 30, 1998, 1997 and 1996, no customer accounted for more than 10% of the Company's net sales.

     Foreign product sales and net income of Porex's foreign manufacturing facilities, which are made principally in Europe, amounted to $8,930,000 and $1,352,000; $7,854,000 and $1,247,000; and $6,665,000 and $975,000 for the
fiscal years ended June 30, 1998, 1997 and 1996, respectively. Identifiable assets of these facilities were not material for the years presented. Export product sales of Porex, which are made principally to Europe and Asia, were $10,018,000, $6,213,000 and $5,605,000 for the fiscal years ended June 30, 1998,
1997 and 1996, respectively.

(7)  PENSION AND PROFIT SHARING PLANS:

     The Company has defined benefit pension plans covering a majority of its employees. Net pension cost for the years ended June 30, 1998, 1997 and 1996 included the following components (in thousands):


                                  1998      1997     1996
                                --------  --------  ------
Service cost..................  $   248   $   277   $ 269
Interest cost.................      360       338     310
Actual return on plan assets..   (2,132)   (1,377)   (789)
Net amortization..............    1,469       923     447
                                -------   -------   -----
  Net pension cost............  $   (55)  $   161   $ 237
                                -------   =======   =====

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  PENSION AND PROFIT SHARING PLANS: (CONTINUED)

     The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                            JUNE 30,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
     Actuarial present value of benefit obligation:
       Vested benefit obligation.....................  $(5,302)  $(3,311)
       Nonvested benefit obligation..................     (125)      (67)
                                                       -------   -------
       Accumulated benefit obligation................   (5,427)   (3,378)
       Effect of future salary increases.............        -    (1,600)
                                                       -------   -------

     Projected benefit obligation....................   (5,427)   (4,978)
     Plan assets at fair value.......................    8,900     6,703
                                                       -------   -------

     Funded status...................................    3,473     1,725
     Unrecognized net gain...........................   (3,207)   (1,848)
     Unrecognized net asset..........................     (173)     (194)
     Unrecognized prior service cost.................        -        56
                                                       -------   -------
          Consolidated balance sheets                  $    93   $  (261)
                                                       =======   =======

     The Company funds the plans through annual contributions representing no less than the minimum amounts required as computed by actuaries to be consistent with the plans' objectives and government regulations. The net pension liability is included in accrued liabilities.

     Assumptions used in the accounting for the Company's defined benefit plans as of June 30, 1998 and 1997 were:

                                                           1998   1997
                                                           -----  -----
            Discount rate................................   7.5%   7.5%
            Rate of increase in compensation levels......  0%-5%  0%-5%
            Expected long-term rate of return on assets..   8.0%   8.0%

    Plan assets consist primarily of debt and equity investments.

     On May 1, 1998 the Company ceased all benefit accruals under the plan. This event resulted in an immaterial curtailment gain.

     In addition to the defined benefit pension plans discussed above, the Company maintains a defined contribution profit sharing plan covering substantially all of its employees. Participants must be at least 21 years of age and have completed one year of service and may contribute up to $9,500 of their earnings annually. Effective February 1, 1997 the Company matches 50% of the first 2% and 25% of the second 4% of participants earnings which are contributed to the plan. From July 1, 1996 through January 31, 1997 and for the fiscal year ending June 30, 1996 the Company matched 25% of the first 4% of participants earnings which were contributed to the plan. For the years ended June 30, 1998, 1997 and 1996, the Company issued 4,102, 3,341 and 2,897 shares of common stock to the plan and recorded expense of $187,200, $132,500 and $81,000, respectively.

(8)  STOCK OPTIONS:

     The Company has various stock option plans ("Plans") for directors, officers and key employees which provide for non-qualified and incentive stock options. Generally, options granted become exercisable at a rate of 20% on each annual anniversary of the grant. No options may be granted under any of the Plans after March 25, 2008, and all options expire within ten to fifteen years from the date of the grant. Generally,

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  STOCK OPTIONS: (CONTINUED)

options granted under the Plans have an exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. There are 11,674,468 shares reserved for issuance under the Company's Plans.

     In addition to the Company's stock option plans, the Company has granted options to certain directors, consultants and key employees. At June 30, 1998, there were 703,000 options granted to these individuals. The terms of these grants are similar to the Company's non-qualified stock option plans.

     The Company has elected to follow APB No. 25 in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation costs for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, the Company's net income
(loss) would have been $(2,230), $(30,746) and $8,190 and diluted earnings per share would have been $(.13), $(1.79) and $0.45 for the years ended June 30, 1998, 1997 and 1996, respectively.

     The pro forma results indicated above are not intended to be indicative of or a projection of future results.

     The fair value of each option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used:


                                          1998        1997         1996
                                          ----        ----         ----
      Expected dividend yield                 0%           0%           0%
      Expected volatility                  .2986        .2722        .2722
      Risk-free interest rates              6.3%         6.5%         6.5%
      Expected option lives (years)     .50-2.00    .083-1.74    .083-1.74

Weighted average fair
  value of options granted
  during the year                      $   13.10   $    10.11   $     5.08


     A summary of the status of the Company's stock option plans for the three-year period ended June 30, 1998 is presented below:


                                              Years Ended June 30,
                     ---------------------------------------------------------------------------
                                1998                     1997                     1996
                     ---------------------------  ---------------------    ---------------------
                                      Weighted                 Weighted                 Weighted
                                       Average                  Average                  Average
                                      Exercise                 Exercise                 Exercise
                         Shares         Price       Shares       Price       Shares      Price
                     --------------  -----------  ----------  -----------  ----------   --------
Beginning of year..      7,136,579      $26.58    3,746,750      $12.52    3,591,900      $11.50
Granted............      2,485,450      $38.35    4,047,264      $39.22      366,000      $24.54
Exercised..........       (195,577)     $16.11     (343,990)     $ 9.94     (137,350)     $12.81
Canceled...........       (728,188)     $39.83     (313,445)     $39.90      (73,800)     $16.13
                         ---------                ---------                ---------

End of year........      8,698,264      $29.07    7,136,579      $26.58    3,746,750      $12.63
                         =========                =========                =========

Exercisable at
  end of year......      2,949,509                2,379,281              2,160,050
                         =========                =========              =========

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  STOCK OPTIONS: (CONTINUED)

     The following table summarizes information with respect to options outstanding and options exercisable at June 30, 1998:

                                         Options Outstanding                       Options Exercisable
                            -------------------------------------------------  ----------------------------
                                          Weighted Average         Weighted                     Weighted
Range of Exercise              Options      Remaining              Average        Options       Average
Prices (in dollars)          Outstanding  Contractual Life      Exercise Price  Exercisable  Exercise Price
-------------------          -----------  ----------------      --------------  -----------  --------------
  $1.25-$5.25                  613,030          1.64                  $ 4.87      562,889          $ 5.19
 $6.63-$10.00                  937,000          5.90                  $ 9.62      602,600          $ 9.41
$11.50-$32.25                2,595,720          8.91                  $21.55    1,590,820          $17.28
$32.75-$46.69                3,963,696         10.66                  $37.84      163,200          $35.27
$46.88-$63.63                  588,818         10.94                  $49.55       30,000          $46.88

(9)  COMMITMENTS AND CONTINGENCIES:

     Leases--

     The Company leases office and warehouse space, equipment and automobiles under various noncancellable operating leases. Rental expense was $2,142,000, $803,000 and $318,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The minimum aggregate rental commitments under noncancellable leases, excluding renewal options, are as follows (in thousands):


     YEARS ENDING JUNE 30,
     ---------------------

     1999.................................      $2,067
     2000.................................       1,937
     2001.................................       1,800
     2002.................................       1,366
     2003.................................         447
     Thereafter...........................       2,840

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

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(10) QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following table summarizes the quarterly financial data for the fiscal years ended June 30, 1998 and 1997 (in thousands, except per share data). Net income (loss) per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period; therefore, the sum of the quarters may not necessarily be equal to the full fiscal year per share amount.

                                                                                NET INCOME (LOSS)
                                          INCOME (LOSS)                             PER SHARE
                                        BEFORE PROVISION                        -----------------
QUARTER ENDED                NET SALES      FOR TAXES      NET INCOME (LOSS)     BASIC    DILUTED
-------------                ---------      ---------      -----------------    -------   -------
1997
----
September 30, 1996.........    $11,185          $  3,527           $  2,389      $  .14    $  .13
December 31, 1996..........     11,899           (24,545)           (25,934)      (1.54)    (1.54)
March 31, 1997.............     14,243            (1,516)            (2,420)       (.14)     (.14)
June 30, 1997..............     15,558            (2,092)            (1,495)       (.09)     (.09)

Year Ended June 30, 1997...    $52,885          $(24,626)          $(27,460)     $(1.60)   $(1.60)

                                                                                   NET INCOME
                                                 INCOME                             PER SHARE
                                            BEFORE PROVISION                     ------------------
QUARTER ENDED                NET SALES         FOR TAXES          NET INCOME     BASIC     DILUTED
-------------                ---------         ---------         -----------     ------   ---------
1998
----
September 30, 1997.........    $14,833          $  2,650           $  1,492      $  .08    $  .08
December 31, 1997..........     15,440             3,726              2,293         .13       .12
March 31, 1998.............     16,437             3,849              2,376         .13       .12
June 30, 1998..............     18,235             4,607              2,883         .16       .14

Year Ending June 30, 1998..    $64,945          $ 14,832           $  9,044      $  .51    $  .46

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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


                                    AT JUNE 30, 1998
                                  --------------------
                                  CARRYING  ESTIMATED
                                   AMOUNT   FAIR VALUE
                                  --------  ----------
                                     (in thousands)
Assets:
     Cash and cash equivalents..  $ 90,645    $ 90,645
     Marketable securities......   227,062     229,683

Liabilities:
     Long-term debt.............   159,500     167,874

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)

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

     The fair value estimates presented herein are based on information available to the Company as of June 30, 1998. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(12) SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                     YEARS ENDED JUNE 30,
                                 ----------------------------
                                  1998        1997        1996
                                  ----      ------      ------
     Interest Paid......        $8,233      $    -      $    6
     Income Taxes Paid..         1,603       1,788       3,212

     The following non-cash transactions were excluded from the consolidated statements of cash flows for the years ended June 30, 1998, 1997 and 1996:

     In fiscal years 1998, 1997 and 1996, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $5,424,000, $7,450,000 and $3,833,000, respectively.

     Additional information with respect to the acquisitions referred to in Note 2 above is as follows (in thousands):

                                                YEAR ENDED
                                              JUNE 30, 1997
                                              -------------
          Fair value of assets acquired         $47,537
          Net cash paid                         (10,612)
          Value of stock issued                 (24,488)
                                                -------
          Liabilities assumed                   $12,437
                                                =======

(13) SUBSEQUENT EVENTS:

          In July 1998, the Company completed the acquisition of Point Plastics, Inc., a manufacturing company located in Petaluma, California. Point Plastics designs, manufactures and distributes injection-molded, disposable laboratory plastics used for liquid handling in the life sciences marketplace. Point Plastics had net sales of approximately $25,000,000 for the twelve months ended December 31, 1997 . The purchase price for the outstanding capital stock of Point Plastics was $86,000,000, paid 60% in shares of Synetic Common Stock and 40% in cash. The tax free merger will be accounted for using the purchase method of accounting.

                         SYNETIC, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended June 30, 1998, 1997 and 1996



Col. A                                      Col. B                Col. C                Col. D            Col. E
-------------------------                  ----------    -----------------------     -------------     ------------
                                                                  Additions
                                                          -----------------------
                                            Balance at    Charges to    Charges to                      Balance at
                                            Beginning      Costs and      Other                           End of
        Description                          of Period     Expenses     Accounts      (Deductions)        Period
        -----------                         ----------    ---------     ----------   --------------     -----------
Deducted in the Balance Sheet
   from the asset to which it applies:

Allowance for doubtful accounts
   and sales returns
June 30, 1998                                 $739,000     127,000          4,000       (84,000)(1)        $786,000
June 30, 1997                                 $671,000     205,000         14,000      (151,000)(1)        $739,000
June 30, 1996                                 $636,000     126,000         (7,000)      (84,000)(1)        $671,000

---------------
(1) Write-off of uncollectible accounts and other reductions, net of recoveries.

                               INDEX TO EXHIBITS

Number                       Title
------                       -----

 3.1 Amended & Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 9, 1998 ("April 9, 1998 Form 8-K").

 3.2    By-Laws of the Company, as amended. Incorporated by reference to Exhibit
        3.2 to the April 9, 1998 Form 8-K.

 4.1 Specimen Common Stock Certificate of the Company, Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-28654) (the "Registration Statement").

 4.2 Form of Indenture between the Company and United States Trust Company of New York, including form of Convertible Subordinated Debenture due 2007. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-21041).

10.1 1989 Class A Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.2 1989 Class B Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.3 1991 Director Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.4 Form of Stock Option Agreement dated as of May 17, 1989 between the Company and the members of the Stock Option Committee of the Board of Directors. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-38446).*

10.5 Retirement Plan for Salaried Employees of Porex Technologies Corp. of Georgia. Incorporated by reference to Exhibit 10.4 to the Registration Statement.*

10.6 Form of Indemnification Agreement between the Company and the directors and officers of the Company. Incorporated by reference to Exhibit 10.6 to the Registration Statement.

10.7 Purchase and Sale Agreement, dated as of May 24, 1994, between Merck & Co., Inc. and the Company (the "Purchase and Sale Agreement"). Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 6, 1994 .

Number                       Title
------                       -----

10.8    Stock Option Agreement, dated as of July 24, 1991, between the
        Company and Roger C. Holstein. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-46640).*

10.9 Agreement and Plan of Merger, dated as of March 6, 1998, among the Company, Plastics Acquisition Corp., a wholly owned subsidiary of the Company, Point Plastics, Inc., the Point Plastics, Inc. Employee Stock Ownership Plan and Trust and certain other individuals. Incorporated by reference to Annex IA to Amendment No.3 to the Joint Proxy Statement/Prospectus included as part of the Company's Registration Statement on Form S-4 (File No. 333-50801) filed on July 8, 1998.

10.10 Amendment No. 1 to Agreement and Plan of Merger, dated as of March 6, 1998, among the Company, Plastics Acquisition Corp., a wholly owned subsidiary of the Company, Point Plastics, Inc., the Point Plastics, Inc. Employee Stock Ownership Plan and Trust and certain other individuals. Incorporated by reference to Annex IB to Amendment No.3 to the Joint Proxy Statement/Propectus included as part of the Company's Registration Statement on Form S-4 (File No. 333-50801) filed on July 8, 1998.

10.11** Employment Agreement dated as of January 23, 1997, between the Company and David M. Margulies, M.D.*

10.12** Stock Option Agreement, dated as of January 7, 1998, between the Company and David M. Margulies, M.D.*

10.13** Employment Agreement, dated as of November 6, 1997, between the Company and Roger C. Holstein ("Holstein") together with Stock Option Agreement made as of June 23, 1997 between the Company and Holstein attached as Exhibit A-1 thereto and Stock Option Agreement made as of October 2, 1996 between the Company and Holstein attached as Exhibit A-2 thereof.*

10.14** Employment Agreement, dated as of December 12, 1997, between the Company and Kim A. Davis ("Davis"), together with Stock Option Agreement made as of November 18, 1997 between the Company and Davis attached as Exhibit
        A thereto and Stock Option Agreement made as of November 18, 1997 between the Company and Davis attached as Exhibit B thereto.*

10.15** Employment Agreement, dated as of December 12, 1997, between Porex
        Corporation and Kim A. Davis.*

10.16 Amended and Restated Investment Agreement, dated as of September 13, 1994, between Martin J. Wygod and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 1994.

10.17 Form of Stock Option Agreement, made as of December 7, 1994, between the Company and each of James V. Manning (for 150,000 shares), Paul C. Suthern (for 180,000 shares) and Anthony Vuolo (for 125,000 shares). Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.18 Merger Agreement, dated December 23, 1996, among the Company, Synternet Acquisition Corp., a wholly owned subsidiary of the Company, Avicenna and the certain other individuals and entities. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 333-18771).

10.19 1997 Class D Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

10.20 1991 Special Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

21.1**  Subsidiaries of the Company.

23.1**  Consent of Arthur Andersen LLP.

23.2**  Consent of Kegler, Brown, Hill & Ritter Co., L.P.A.

Number                       Title
------                       -----

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