Form 10-K/A
period 1998-06-30
SYNETIC INC
filed 1998-10-27
CIK 850436

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, certain of the information regarding executive officers of the Company required by Item 401 of Regulation S-K is included in Part I of this report.

     The directors of the Company are as follows:

                                  Director                     Principal
            Name             Age   Since                      Occupation
            ----             ---  --------                    ----------

Thomas R. Ferguson           72     1989    Mr. Ferguson has been a member of the law firm of
                                            Ferguson, Case, Orr, Paterson & Cunningham for more
                                            than five years.

Mervyn L. Goldstein, M.D.    61     1989    Dr. Goldstein has been a physician in private practice,
                                            Associate Clinical Professor of Medicine at the Albert
                                            Einstein College of Medicine in New York City and
                                            Attending Physician in Medicine and Oncology at
                                            Montefiore Medical Center in New York City for more
                                            than five years.

Ray E. Hannah                61     1989    Mr. Hannah has been Co-Chairman of Porex Technologies Corp.
                                            ("Porex") since January 1998 and was President of Porex from
                                            September 1987 to December 1997 and its Chief Executive Officer
                                            from November 1992 to December 1997 and an executive officer of the
                                            Company from June 1989 to March 1998. Mr. Hannah was the Chief
                                            Operating Officer of Porex from November 1984 to November 1992.

Roger H. Licht               44     1989    Mr. Licht has been a member of the law firm of Licht &
                                            Licht for more than five years.

James V. Manning             51     1989    Mr. Manning has been Vice Chairman since March 1998 and was
                                            Chief Executive Officer of the Company from January 1995 to
                                            March 1998 and President of the Company from July 1996 to
                                            March 1998.  Mr. Manning was, until March 1998, an executive officer of the Company for more than the last five years
                                            and was, until December 1994, an executive officer of Medco for more than five years.  He is also Chairman of the Board of
                                            Group One Software, Inc., a computer software company.

Bernard A. Marden            79     1997    Mr. Marden has been a private investor for more than five
                                            years.

Charles A. Mele              42     1989    See "Part I.  Executive Officers."


Herman Sarkowsky             73     1989    Mr. Sarkowsky has been Chairman of the Board and Chief
                                            Executive Officer of Sarkowsky Investment Corporation,
                                            a diversified investment company, for more than five
                                            years.  From May 1992 to May 1997, he served as a
                                            director of Seafirst Bank.  Mr. Sarkowsky is also a
                                            director of Eagle Hardware & Garden Inc. and Hollywood
                                            Park, Inc.

Paul C. Suthern              46     1993    See "Part I.  Executive Officers."

Albert M. Weis               71     1989    Mr. Weis has been President of A.M. Weis & Co., Inc.,
                                            a commodities trading corporation, for more than five
                                            years. Since August 1997, Mr. Weis has been the
                                            Chairman of the Board of the New York Cotton
                                            Exchange.  Mr. Weis is also a member of the Board of the
                                            Commodities Clearing Corporation.

Martin J. Wygod              58     1989    Mr. Wygod has been Chairman of the Board of the
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

                             --------------------


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 1998 and Forms 5 and amendments thereto furnished to the Company for such year, no person failed to file on a timely basis, as disclosed in the above forms, reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, during such year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table presents information concerning compensation paid for services to the Company during the last three fiscal years with respect to the Company's Chief Executive Officer, the Company's former Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                    SUMMARY COMPENSATION TABLE
                                    --------------------------
                                                                       LONG TERM
                                              ANNUAL COMPENSATION     COMPENSATION
                                            -----------------------  -------------
                                                                      SECURITIES
                                                                      UNDERLYING     ALL OTHER
                                                                       OPTIONS/       COMPEN-
    NAME AND PRINCIPAL POSITION      YEAR    SALARY ($)   BONUS ($)    SARS (#)      SATION ($)
    ---------------------------      ----    ----------   ---------   ----------     ----------

James V. Manning...................  1998     100,000           --          --             --
   President (July 1996 to           1997     100,000           --          --             --
   March 1998) and Chief             1996     100,000           --          --             --
   Executive Officer (January
   1995 to March 1998)(1)


Paul C. Suthern....................  1998      97,692           --     194,000             --
   President (beginning March        1997          --           --          --             --
   1998) & Chief Executive           1996     160,000           --          --             --
   Officer (October 1993 to
   January 1995 and beginning
   March 1998)


David M. Margulies.................  1998     175,000           --     272,728(3)          --
   Executive Vice President          1997      72,019(2)        --     272,728(3)          --
   -Chief Scientist                  1996          --           --          --             --


Ray E. Hannah......................  1998     175,000           --          --          3,683(4)
   Vice President                    1997     163,461      100,000      40,000          5,901(4)
   --Porex Technologies Group        1996     160,000       74,140          --          3,239(4)

Charles A. Mele....................  1998     159,692           --      85,000          3,163(5)
   Executive Vice President and      1997     150,000           --     195,000          2,019(5)
   General Counsel                   1996     150,000       12,460          --          1,540(5)

Anthony Vuolo......................  1998     159,692           --      50,000          3,163(5)
   Executive Vice President and      1997     150,000           --      81,000          2,019(5)
   Chief Financial Officer (since    1996     150,000           --          --          1,419(5)
   May 1997)

----------------------

(1)  Mr. Manning has been Vice Chairman since March 1998.

(2) Dr. Margulies became an employee of the Company after the Company's acquisition of CareAgents, Inc. on January 23, 1997. As such, only compensation paid subsequent to January 23, 1997 is reflected above.

(3) These options were originally granted January 23, 1997 and were canceled and replaced January 7, 1998.

(4) Includes Company matching contributions to the Porex Technologies Corp. 401(k) Savings Plan ("Porex 401(k) Plan") and life insurance premiums paid on behalf of Mr. Hannah of $1,878 and $1,361, respectively, in the fiscal year ended June 30, 1996, $3,795 and $2,106, respectively, in the fiscal year ended June 30, 1997 and $1,577 and $2,106, respectively, in the fiscal year ended June 30, 1998.

(5)  Comprised of Company matching contributions to the Porex 401(k) Plan.

     The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.

                              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
                                        -----------------

                        NUMBER OF
                        SECURITIES      % OF TOTAL
                        UNDERLYING     OPTIONS/SARS    EXERCISE
                         OPTIONS/       GRANTED TO      OR BASE
                           SARS          EMPLOYEES       PRICE    EXPIRATION       GRANT DATE
        NAME           GRANTED (#)    IN FISCAL YEAR    ($/SH)       DATE     PRESENT VALUE ($)(4)
        ----          --------------  ---------------  ---------  ----------  --------------------
Paul C. Suthern.......  10,000(1)(3)       0.40%        38.7500     7/1/12           145,856
                       184,000(1)          7.40%        36.8750     1/7/08         2,553,898
                      --------             -----                                   ---------
                       194,000             7.81%                                   2,699,754
David M. Margulies.... 272,728(2)         10.97%        36.8750     1/7/08         2,818,841
Charles A. Mele.......  85,000(1)          3.42%        36.8750     1/7/08         1,179,790
Anthony Vuolo.........  50,000(1)          2.01%        36.8750     1/7/08           693,994

____________

(1) These options vest and become exercisable at the rate of 20% per year, commencing on the first anniversary of the date of grant and were granted on the following dates: Mr. Suthern, 10,000 on July 1, 1997 and 184,000 on January 7, 1998; Messrs. Vuolo and Mele, on January 7, 1998.

(2) These options vest and become exercisable at the rate of 40%, commencing on the second anniversary of the date of grant and 20% on each subsequent anniversary and were granted on January 7, 1998. This grant represents the replacement of a grant of an option originally issued on January 23, 1997.

(3) These options were awarded to Mr. Suthern while serving as Vice Chairman of the Board of Directors under the 1991 Director Stock Option Plan.

(4) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:
       (i) the respective option exercise price, specified above, equal to the fair market value of the underlying stock on the date of grant; (ii) the exercise of options within two years of the date that they become exercisable; (iii) a risk-free interest rate of 6.3% per annum; and (iv) volatility of 0.2986 calculated using daily stock prices of the Company during the period from the date of the purchase of shares of Common Stock from Merck & Co., Inc. ("Merck") by the Company and SN Investors on December 14, 1994 to June 30, 1998. The ultimate values of the options will depend on the future market price of the Company's stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's Common Stock over the exercise price on the date the option is exercised. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

     No options to purchase Common Stock were exercised by the Named Executive Officers during the fiscal year ended June 30, 1998.

     The following table presents information concerning the fiscal year-end value of options to purchase Common Stock held by the Named Executive Officers.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES


                                 NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS/
                               OPTIONS/SARS AT FY-END(#)             SARS AT FY-END ($)(1)
                              ----------------------------       ----------------------------
            NAME              EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
         ----------           -----------    -------------       -----------    -------------
James V. Manning..............  255,000          60,000           11,633,750       2,640,000
Paul C. Suthern...............  234,000         266,000            8,944,500       6,471,500
David M. Margulies............        -         272,728                    -       4,670,467
Ray E. Hannah.................   72,000          32,000            2,990,500         592,000
Charles A. Mele...............  109,000         241,000            3,983,250       4,848,625
Anthony Vuolo.................  135,200         164,800            5,521,100       4,360,650

----------

(1)  Based upon the fiscal year-end closing price of the Common Stock of $54.00.


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

     Under a defined benefit plan such as the Pension Plan, contributions allocable to individual participants cannot be readily and accurately calculated. The table below shows estimated annual retirement benefits for executives at specified levels of remuneration and years of service. The estimates assume that benefits commence at age 65 under a straight life annuity form. The table discloses the benefits that an individual would receive at age 65 if he participated in the Pension Plan for 15, 20, 25, 30, 35 and 40 years.

                               PENSION PLAN TABLE


                                Years of Service
                ----------------------------------------------
 Remuneration     15      20      25      30      35      40
--------------  ------  ------  ------  ------  ------  ------
   100,000      15,198  20,265  25,331  30,397  35,463  35,463
   115,000      17,898  23,865  29,831  35,797  41,763  41,763
   125,000      19,698  26,265  32,831  39,397  45,963  45,963
   150,000      24,198  32,265  40,331  48,397  56,463  56,463
   154,000      24,918  33,225  41,531  49,837  58,143  58,143
   or more

      Ray E. Hannah, the only Named Executive Officer participating in the Pension Plan, had accrued 30 credited years of service under the Pension Plan and had annual remuneration covered by the Pension Plan of $160,000 as of January 1, 1998. Sections 401(a)(17) and 415 of the Internal Revenue Code limit the amount of compensation that may be considered in computing benefits under a qualified retirement plan. For 1998, the maximum amount of compensation allowed for use in calculating an individual's pension benefits under the Retirement Plan was $160,000.

      On May 1, 1998, the Company ceased all benefit accruals under the plan. The Company has not made a final decision regarding the status of the Pension Plan. If the Company were to terminate the plan, the Company's obligation to Mr. Hannah would be approximately $49,500 per annum.

COMPENSATION OF DIRECTORS

      Those directors who are not officers or employees of the Company received no cash compensation for serving as directors for the fiscal year ended June 30, 1998. The Company's 1991 Director Stock Option Plan (the "Director Plan") provides that on the first business day of each fiscal year of the Company, each director who is not an officer or employee of the Company then in office will automatically be granted an option to purchase 10,000 shares of Common Stock.
In addition, each director who is not an officer or employee of the Company automatically receives an option to purchase 10,000 shares of Common Stock at the time such director is first elected to the Board. The Director Plan is administered by the Board of Directors or any executive officer or officers designated by the Board. Non-employee directors (other than those directors who serve on the Stock Option Committee) have also received in the past, options to purchase Common Stock under the Company's 1989 Class A Stock Option Plan (the "Class A Plan"), and the Company from time to time has granted options to purchase Common Stock to certain of such directors outside the Company's stock option plans on terms similar to those contained in the Class A Plan.

EMPLOYMENT AGREEMENT

      Dr. Margulies entered into an Employment Agreement with the Company dated January 23, 1997 (the "Margulies Agreement") in connection with the Company's acquisition of CareAgents, Inc. The Margulies Agreement provides for a term of five years which shall automatically be renewed for successive one-month periods unless notice to terminate is given by either party prior to the expiration of the then effective term. Under the Margulies Agreement, Dr. Margulies receives an annual base salary of $175,000. At any time, the Company may terminate the Margulies Agreement and Dr. Margulies's employment with the Company with or without Cause (as defined in the Margulies Agreement). Upon termination without Cause, the Company's obligation to Dr. Margulies is limited to paying him earned and unpaid compensation to the effective date of such termination and allowing any outstanding options granted under the Stock Option Agreement between Dr. Margulies and the Company dated January 23, 1997 to continue to vest after such termination through the earlier of (i) the next anniversary of the date of grant on which a portion of options are scheduled to vest, or (ii) the occurrence of any circumstance or event that would constitute Cause.

Dr. Margulies is also subject to certain restrictive covenants, including restrictions on disclosure of confidential information, restrictions on competing with the Company, restrictions on soliciting its customers and employees, and obligations to assign developments to the Company.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information as of October 21, 1998 (except as otherwise indicated) concerning the beneficial ownership of the Company's Common Stock by each person known by the Company to own more than 5% of its Common Stock.

                                                AMOUNT
         NAME AND ADDRESS OF                 AND NATURE OF          PERCENT
          BENEFICIAL OWNER                BENEFICIAL OWNERSHIP    OF CLASS (1)
         -------------------            ------------------------  ------------
Martin J. Wygod.........................     5,379,948(2)(3)         28.5%
P.O. Box 7188
Rancho Santa Fe, California  92067

SN Investors, L.P.......................     5,061,857(2)            27.1%
818 Washington Street
Wilmington, Delaware 19801

FMR Corp................................     1,157,582(4)             6.2%
82 Devonshire Street
Boston, Massachusetts  02107

The Prudential Insurance Company........     1,292,447(5)             6.9%
   of America ("Prudential")
Prudential Plaza
Newark, New Jersey  07102

James R. Buell..........................     1,010,916(6)             5.4%
Star Route Box 129
Orovada, Nevada  89425

-------------------------------------

(1) The number of shares of Common Stock deemed outstanding includes: (i) 18,694,102 shares of Common Stock outstanding as of October 21, 1998, (ii) the number of shares, if any, of Common Stock that the respective persons named in the above table have the right to acquire presently or within 60 days of October 21, 1998 upon exercise of stock options and (iii) the number of shares, if any, of Common Stock, which the respective persons named in the above table have the right to acquire upon conversion of the Company's 5% Convertible Subordinated Debentures due 2007 ("Convertible Debentures").

(2) SN Investors, the general partner of which is controlled by Mr. Wygod, is the record and beneficial owner of 5,061,857 shares of Common Stock. Mr. Wygod is an indirect beneficial owner of such shares and they are included in the total of 5,379,948 shares listed as beneficially owned by Mr. Wygod. See "Item 13. Certain Relationships and Related Transactions--Purchase and Sale Agreement; Divestiture" and "--Investment Agreement" for additional information regarding SN Investors.

(3) Includes 212,000 shares of Common Stock that Mr. Wygod has the right to acquire presently or within 60 days of October 21, 1998 upon exercise of stock options or upon conversion of Convertible Debentures. Includes 2,000 shares of Common Stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. Does not include 3,500 shares of Common Stock and shares of Common Stock issuable upon conversion of $1,500,000 principal amount of Convertible Debentures owned by Synetic Foundation, Inc. ("Synetic Foundation"), a charitable foundation of which Messrs. Manning, Suthern and Wygod are trustees and share voting and dispositive power, nor 186,961 shares of Common Stock and shares of Common Stock issuable upon conversion of $500,000 principal amount of Convertible Debentures owned by the Rose Foundation ("Rose Foundation"), a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

(4) The information shown is as of December 31, 1997 and is based upon information disclosed by FMR Corp., Fidelity Management and Research Company, Fidelity VIP Equity-Income Fund, Abigail P. Johnson and Edward C. Johnson, 3d, the controlling stockholder of FMR Corp., in a Schedule 13G filed with the Securities and Exchange Commission (the "Commission"). Such persons reported that FMR Corp. is the parent holding company of Fidelity Management and Research Company, and that Edward C. Johnson, 3d, FMR Corp., through its control of Fidelity Management and Research Company, and the Fund each has sole power to dispose of such shares. Sole power to vote the shares resides in the Fund's Board of Trustees.

(5) The information shown is as of December 31, 1997 and is based upon information disclosed by Prudential in its Schedule 13G filed with the Commission. Prudential reported in its Schedule 13G that it has shared voting and dispositive power over such shares.

(6) Includes 131,667 shares of Common Stock that Mr. Buell has the right to acquire presently or within 60 days of October 21, 1998 upon conversion of Convertible Debentures. The information shown is as of May 28, 1997 and is based upon information disclosed by Mr. Buell in his Schedule 13D filed with the Commission. Mr. Buell reported in his Schedule 13D that he has sole voting and dispositive power over such shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information, as of October 21, 1998, concerning the ownership of Common Stock by each of the directors, each of the Named Executive Officers, and by all directors and executive officers of the Company as a group.

                                               AMOUNT AND
                                          NATURE OF BENEFICIAL          PERCENT OF
NAME OF BENEFICIAL OWNER                    OWNERSHIP (1)(2)             CLASS (3)
------------------------                ------------------------        -----------
Thomas R. Ferguson                              116,116                     *
Mervyn L. Goldstein                             118,716(4)                  *
Ray E. Hannah                                   145,655                     *
Roger H. Licht                                   89,333                     *
James V. Manning                                329,740                     1.74%
Bernard A. Marden                               402,003                     2.14%
David M. Margulies                               28,917                     *
Charles A. Mele                                 151,005                     *
Herman Sarkowsky                                224,018(7)                  1.19%
Paul C. Suthern                                 277,700(10)                 1.46%
Anthony Vuolo                                   169,125                     *
Albert M. Weis                                  165,168(8)                  *
Martin J. Wygod                               5,379,948(5)(6)(9)           28.46%
All directors and executive officers
  as a group (15 persons)                     7,756,787                    37.54%

--------------------------------

*  Less than one percent.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, unless otherwise indicated in the following footnotes.

(2) Includes the following number of shares of Common Stock that the following persons have the right to acquire presently or within 60 days of October 21, 1998 upon exercise of stock options and the number of shares of Common Stock that the following persons have the right to acquire upon conversion of Convertible Debentures: Mr. Ferguson, 111,666; Dr. Goldstein, 106,666; Mr. Hannah, 72,166; Mr. Licht, 87,333; Mr.
       Manning, 293,333; Mr. Marden, 85,335; Mr. Mele, 148,833; Mr. Sarkowsky, 134,999; Mr. Suthern, 274,500; Mr. Vuolo, 167,233; Mr. Weis, 114,166; Mr.
       Wygod, 212,000; and all directors and executive officers as a group, 1,967,063. Includes 1,489 shares of Common Stock allocated to the account of Mr. Hannah, 172 shares of Common Stock allocated to the account of Mr. Mele and 167 shares of Common Stock allocated to the account of Mr. Vuolo under the Porex 401(k) Plan as of June 30, 1998.

(3) The number of shares of Common Stock deemed outstanding includes: (i) 18,694,102 shares of Common Stock outstanding as of October 21, 1998,
       (ii) the number of shares of Common Stock that the respective persons named in the above table have the right to acquire presently or within 60 days of October 21, 1998 upon exercise of stock options and (iii) the number of shares of Common Stock that the respective persons named in the above table have the right to acquire upon conversion of Convertible Debentures.

(4) Includes 200 shares of Common Stock owned by Dr. Goldstein's spouse, as to which Dr. Goldstein disclaims beneficial ownership.

(5) Does not include 3,500 shares of Common Stock and shares of Common Stock issuable upon conversion of $1,500,000 principal amount of Convertible Debentures owned by Synetic Foundation.

(6) Does not include 186,961 shares of Common Stock and shares of Common Stock issuable upon conversion of $500,000 principal amount of Convertible Debentures owned by the Rose Foundation.

(7) Does not include 20,000 shares of Common Stock owned by a charitable foundation of which Mr. Sarkowsky is a director.

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

(10) Includes 1,200 shares of Common Stock held in custodial accounts for Mr. Suthern's children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     PURCHASE AND SALE AGREEMENT. On December 14, 1994, pursuant to the Purchase and Sale Agreement dated as of May 24, 1994 between the Company and Merck (the "Purchase and Sale Agreement"), the Company purchased 5,268,463 shares of the Company's Common Stock from Merck for an aggregate purchase price of $37,764,019. At the time of the purchase by the Company, SN Investors purchased 5,061,857 shares of the Company's Common Stock (the "Wygod Shares" and, collectively with the shares purchased by the Company, the "Shares") from Merck for an aggregate purchase price of $36,283,079. The purchase by SN Investors was made pursuant to an assignment by the Company to Mr. Wygod of the right to purchase the Wygod Shares pursuant to the Investment Agreement between Mr. Wygod and the Company, dated as of September 13, 1994 (the "Investment Agreement"). Mr. Wygod, as permitted under the Investment Agreement, further assigned to SN Investors his right to purchase the Wygod Shares. The Investment Agreement governs the terms and conditions under which the Wygod Shares will be held by Mr. Wygod and his permitted assignees and transferees. See "--Investment Agreement".

     In the Purchase and Sale Agreement, the Company agreed, until May 24, 1999, to be bound by the restrictions contained in the Consulting Agreement described below under "--Consulting Agreement", provided that such restrictions shall be of no further force and effect in the event of the death of Mr. Wygod, or if Mr. Wygod ceases to be a director of the Company or any subsidiary of the Company, ceases to have any ownership interest in the Company (provided that if the Company is a public company he may have up to a 1% equity interest in the Company), and is not a principal, agent or employee of or consultant to the Company or any subsidiary of the Company, or is not otherwise rendering any services to the Company or any subsidiary of the Company.

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

     A "Change of Control" under the Investment Agreement means: (a) the acquisition by any person, entity or group of at least 50% of the voting power of the voting securities of the Company other than the Wygod Shares; (b) individuals who, as of the date of the Investment Agreement, constitute the Board of Directors of the Company (the "Incumbent Board") ceasing for any reason to constitute at least a majority of the Board of Directors (provided that directors whose nomination or election was approved by the Incumbent Board are also generally deemed to be part of the Incumbent Board); (c) a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), excluding, however, such a Business Combination pursuant to which (i) all or substantially all of the individuals and entities who were the beneficial owners of the Company's voting securities immediately prior to such Business Combination beneficially own more than 60% of, respectively, the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination, in substantially the same proportions as their ownership immediately prior to such Business Combination of the Company's voting securities, and (ii) at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board of Directors providing for such Business Combination; (d) a complete liquidation or dissolution of the Company; or (e) the issuance by the Company following the closing of the Purchase of shares of Common Stock constituting in the aggregate more than 50% of the shares of Common Stock outstanding as of immediately following the closing of the Purchase. As of October 21, 1998, the Company had issued 6,184,393 shares of Common Stock since the closing of the Purchase. Accordingly, the issuance of an aggregate of 70,462 additional shares of Common Stock would be a "Change of Control" as defined in clause (e) above.

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

     OTHER. The Company was reimbursed approximately $137,109 by a corporation controlled by Mr. Wygod for the partial use of the Company's office facilities and for services rendered by Company employees during the fiscal year ended June 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYNETIC, INC.



Date: October 27, 1998           By:  /s/ Charles A. Mele
                                     ----------------------------
                                     Name:  Charles A. Mele
                                     Title: Executive Vice President and
                                            General Counsel