Form 10-Q
period 1998-09-30
SYNETIC INC
filed 1998-11-13
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ______

                        Commission File Number 0-17822

                                 SYNETIC, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                22-2975182
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)


     River Drive Center 2
     669 River Drive
     Elmwood Park, New Jersey                   07407-1361
(Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:  (201) 703-3400


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at November 11,1998
-------------------------           -------------------------------
Common Stock                        18,699,425 shares
par value $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                       Page
                                                                       ----

Part I.   FINANCIAL INFORMATION:

            Item 1.  Financial Statements

            Consolidated Balance Sheets --
              September 30, 1998 and June 30, 1998                       3

            Consolidated Statements of Income --
              Three Months Ended September 30, 1998 and 1997             5

            Consolidated Statements of Cash Flows --
              Three Months Ended September 30, 1998 and 1997             6

            Notes to Consolidated Financial Statements                   7

            Item 2.  Management's Discussion and
                      Analysis of Results of Operations and
                      Financial Condition                               11


Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                     14

                    ----------------------------------------


     This report contains certain forward-looking statements and information relating to the Company's future results and operations, external transactions, dealings with potential customers and business partners for its healthcare communications services business, development of its healthcare communications service business and the Year 2000 issue that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions.
The risks, and uncertainties include, but are not limited to, negotiation and execution of definitive agreements from initial agreements in principle, product demand and market acceptance risks, the feasibility of developing commercially profitable healthcare communications services, the effect of economic conditions, user acceptance, the impact of competitive products or services, and pricing, product development, commercialization and technical difficulties, and others risks detailed in the Company's Securities and Exchange commission filings. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company expressly disclaims any intent or obligation to update these forward-looking statements.

                    ----------------------------------------

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                         September 30,           June 30,
                                             1998                  1998
                                         -------------           --------
                                          (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents...............  $ 59,513              $ 90,645
 Marketable securities...................    16,087                 9,995
 Accounts receivable, net of
  allowances for doubtful accounts
  and sales returns of $883 and $786
  at September 30, 1998 and June 30,
  1998, respectively.....................    13,208                11,071
 Inventories.............................     9,687                 5,813
 Other current assets....................    10,310                11,572
                                           --------              --------
  Total current assets...................   108,805               129,096
                                           --------              --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements...................     3,202                 1,605
 Building and improvements...............    15,607                11,261
 Machinery and equipment.................    36,474                28,428
 Furniture and fixtures..................     4,198                 3,924
 Construction in progress................    10,226                 6,249
                                           --------              --------
                                             69,707                51,467
 Less:  Accumulated depreciation.........   (23,649)              (22,086)
                                           --------              --------
  Property, plant and equipment, net.....    46,058                29,381
                                           --------              --------

OTHER ASSETS:

 Marketable securities...................   220,234               217,067
 Goodwill and other intangible assets,
   net of accumulated amortization of
   $2,895 and $2,241 at September 30,
   1998 and June 30, 1998, respectively..    73,497                12,378
 Other...................................     8,972                 9,004
                                           --------              --------
  Total other assets.....................   302,703               238,449
                                           --------              --------
                                           $457,566              $396,926
                                           ========              ========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,      June 30,
                                                      1998            1998
                                                 -------------      --------
                                                  (unaudited)

CURRENT LIABILITIES:
 Accounts payable............................       $  2,859        $  2,644
 Accrued liabilities and other...............         12,492          13,002
 Income taxes payable........................          2,543           5,381
                                                    --------        --------
   Total current liabilities.................         17,894          21,027
                                                    --------        --------

LONG-TERM DEBT, LESS CURRENT PORTION.........        166,203         159,500

DEFERRED TAXES AND OTHER.....................         17,449           6,426

OTHER LIABILITIES............................          3,796           3,747

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
   10,000,000 shares authorized; none
   issued....................................              -               -
 Common stock $.01 par value; 50,000,000
   shares authorized; 23,941,166 and
   23,017,594 shared issued; 18,672,703 and
   17,749,131 shares issued and outstanding
   at September 30, 1998 and June 30, 1998,
   respectively..............................            239             230
 Paid-in capital.............................        247,594         203,482
 Treasury stock, at cost; 5,268,463
   shares at September 30, 1998 and
   at June 30, 1998..........................        (38,287)        (38,287)
 Retained earnings...........................         42,805          40,801
 Accumulated other comprehensive
   income (loss).............................           (127)              -
                                                    --------        --------
   Total stockholders' equity................        252,224         206,226
                                                    --------        --------
                                                    $457,566        $396,926
                                                    ========        ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (unaudited)





                                               Three Months Ended
                                                   September 30,
                                                 1998         1997
                                            --------------  --------

Net sales.................................     $20,546      $14,833

  Cost of sales...........................      11,290        8,316
  Selling, general and administrative.....       7,851        6,682
  Interest and other income...............      (4,600)      (5,006)
  Interest expense........................       2,118        2,191
                                               -------      -------
                                                16,659       12,183
                                               -------      -------

Income before provision for income taxes..       3,887        2,650

Provision for income taxes................       1,883        1,158
                                               -------      -------

Net income................................     $ 2,004      $ 1,492
                                               =======      =======

Net income per share - basic:
 Net income per share.....................        $.11      $   .08
                                               =======      =======
 Weighted average shares outstanding......      18,409       17,615
                                               =======      =======

Net income per share - diluted:
 Net income per share.....................        $.10      $   .08
                                               =======      =======
 Weighted average shares outstanding......      20,655       19,445
                                               =======      =======



The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1998 and 1997
                                 (in thousands)
                                  (unaudited)

                                                     1998       1997
                                                   ---------  ---------

Cash flows from operating activities:
 Net income......................................  $  2,004   $  1,492
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization..............     2,357      1,187

 Changes in operating assets and liabilities:
      Accounts receivable, net...................        17       (121)
      Inventories................................      (250)      (259)
      Other assets...............................     3,759     (2,709)
      Accounts payable...........................        44       (539)
      Accrued liabilities........................    (3,214)    (3,239)
      Income taxes payable.......................       375        850
      Other liabilities..........................      (157)      (168)
                                                   --------   --------
        Net cash provided by (used for)
         operating activities....................     4,935     (3,506)
                                                   --------   --------

Cash flows from investing activities:
 Maturities and redemptions
     of marketable securities....................     1,505     14,265
 Purchases of marketable securities..............    (3,481)   (14,264)
 Capital expenditures............................    (4,752)      (193)
 Payment for purchase of Point Plastics, net of
   cash acquired.................................   (29,311)         -
                                                   --------   --------
        Net cash (used for)
         investing activities....................   (36,039)      (192)
                                                   --------   --------

Cash flows from financing activities:
 Purchases of treasury stock.....................      (364)         -
 Proceeds from exercises of stock options and
   401(k) purchases..............................       336      1,397
                                                   --------   --------
        Net cash provided by (used for)
         financing activities....................       (28)     1,397
                                                   --------   --------

Net increase (decrease) in cash and cash
 equivalents.....................................   (31,132)    (2,301)
Cash and cash equivalents, beginning of period...    90,645     77,303
                                                   --------   --------
Cash and cash equivalents, end of period.........  $ 59,513   $ 75,002
                                                   ========   ========

The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company" or "Synetic") as of September 30, 1998 (unaudited) and June 30, 1998 (audited), the results of their operations for the three months ended September 30, 1998 and 1997 (unaudited) and their cash flows for the three months ended September 30, 1998 and 1997 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Porex Technologies Corp. and subsidiaries ("Porex") and Avicenna Systems Corp. ("Avicenna"), after elimination of all material intercompany accounts and transactions.

     The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "1998 10-K"), which notes are incorporated herein by reference.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                        September 30,       June 30,
                                            1998              1998
                                   -----------------------  --------
                                         (unaudited)

     Raw materials and supplies..         $3,948              $3,219
     Work-in-process.............            707                 677
     Finished goods..............          5,032               1,917
                                          ------              ------
                                          $9,687              $5,813
                                          ======              ======

(3)  Marketable securities:

     At September 30, 1998 and June 30, 1998, marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes and are classified as held-to-maturity and are carried at cost, net of unamortized premium or discount.

(4)  Computation of net income per share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The new standard simplifies the computation of net income per share and increases comparability to international standards. Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"), if converted, would not have had a dilutive effect on net income per share for the periods presented.

     The Company adopted the new standard during fiscal 1998, beginning with the December 31, 1997 interim consolidated financial statements. In accordance with SFAS No. 128, all prior periods presented have been restated. The Company has historically reported its EPS on a fully diluted basis, which reflects the dilution resulting from employee stock options, warrants and convertible securities, if dilutive, and is comparable to the new diluted EPS reported.

     A reconciliation of weighted average shares outstanding (basic) to weighted average shares outstanding assuming dilution (diluted) follows:

                                             Three Months Ended
                                             ------------------
                                               September 30,
                                             ------------------
                                               1998      1997
                                             --------  --------
                                                (unaudited)
      Weighted average shares
       outstanding (basic).................    18,409    17,615
      Common stock equivalents(a)..........     2,246     1,830
                                               ------    ------
      Weighted average shares outstanding
        assuming dilution (diluted)........    20,655    19,445
                                               ======    ======
     ----------
     (a) Issuable primarily under stock option plans.

(5)  Supplemental cash flow information:

     For the three months ended September 30, 1998 and 1997, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $1,316,000 and $1,171,000, respectively.

                                             September 30,
      Cash paid during the periods for:       1998    1997
                                             ------  ------
                                             (in thousands)
                                              (unaudited)

           Interest......................    $4,125  $4,010
           Income taxes..................     1,530     261

(6)  Accumulated other comprehensive income (loss):

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 increases financial reporting disclosures and has no impact on the Company's financial position or results of operations.

     Accumulated other comprehensive loss is comprised substantially of currency translation adjustments.

(7)  Development costs:

     The Company capitalizes costs incurred for the production of computer software for use in the sale of its services. Costs capitalized include direct labor and related overhead for software produced by the Company and the costs of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such software development costs are capitalized until the software is commercially available. Such costs are recorded at the lower of unamortized cost or net realizable value. As of September 30, 1998 and June 30, 1998, capitalized costs were $6,734,000 and $4,368,000, respectively.

(8)  Acquisitions:

     On July 21, 1998, the Company completed the acquisition of Point Plastics, Inc.("Point Plastics"), a manufacturing company located in Petaluma, California, for $34,399,942 in cash and 832,259 shares of the Company's common stock. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $51.1822 per share. Point Plastics designs, manufactures and distributes injection-molded, disposable laboratory plastics used for liquid handling in the life sciences marketplace.

     The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired and liabilities assumed based on their appraised fair values. Point Plastics' results of operations have been included in the Company's financial statements as of July 21, 1998.

     A preliminary summary of the purchase price allocation is as follows (in thousands):

          Current assets             $17,345
          Intangible assets           61,725
          Other noncurrent assets     17,011
                                     -------

               Total assets          $96,081
                                     =======

          Current liabilities          1,152
          Noncurrent liabilities      17,932
                                     -------

               Total liabilities     $19,084
                                     =======

     The following summary, prepared on a pro forma basis, combines the results of operations of the Company and Point Plastics assuming the acquisition was consummated at the beginning of the prior period presented (in thousands, except per share amount):

                                          Three months ended
                                          September 30, 1997
                                         ---------------------
                                              (unaudited)

 Net sales                                     $21,052(a)
 Net income (loss)                               2,038
 Net income (loss) per share - basic               .11
 Net income (loss) per share - diluted         $   .10


     (a) The pro forma results for the three months ended September 30, 1997 include sales to a major customer that informed Point Plastics on May 4, 1998 that it would be substantially reducing its purchases of products from Point Plastics. Net sales to this customer were $1,991,000 for the quarter ended September 30, 1997.

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results. The pro forma impact of the Point Plastics acquisition for the quarter ended September 30, 1998 was not material.


(9)  Subsequent events:

     In October 1998, the Company entered into agreements in principle with two strategic partners for its healthcare communications business, which are described below. The consummation of these agreements in principle are subject to conditions, including execution of definitive agreements and receipt of final corporate approvals. The parties intend to complete these transactions before the end of calendar year 1998. However, no assurances can be given that the Company will be successful in concluding these agreements and that definitive agreements will be executed.

     The Company signed an agreement in principle with The Health Information Network Connection ("THINC"), a regional healthcare network initiative created by Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI"), Health Insurance Plan of Greater New York ("HIP") and Greater New York Hospital Association ("GNYHA"). As part of this agreement, Synetic would manage the operations of THINC, provide THINC with relevant content, messaging and clinical transaction services and make a minority equity investment in THINC. Additionally, Empire, GHI and HIP would enter into agreements with Synetic, on an exclusive basis, for Synetic to be their provider of clinical transaction services, including online prescription drug and laboratory test ordering consistent with patient histories and plan guidelines.

     The Company also signed an agreement in principle with Cerner Corporation, a supplier of clinical and management information systems for care management. This agreement would provide Synetic with both a perpetual license to use Cerner's technology underlying its Health Network Architecture and a source of distribution to support Synetic's healthcare communications business. This transaction would also result in Cerner having a minority equity participation in Synetic's healthcare communications business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  The historical operations of the Company are primarily related to its plastics and filtration technologies business. All revenues and a majority of operating expenses were derived from these operations. As discussed below, the consolidated financial statements for the three months ended September 30, 1998 include certain costs associated with the Company's activities in developing its healthcare communications business.

Consolidated Results of Operations:
----------------------------------

  Net sales for the quarter ended September 30, 1998 increased by $5,713,000, or 38.5%, over the comparable prior year period. The Company's net sales for the quarter ended September 30, 1998 include the sales of Point Plastics, acquired July 21, 1998. Inclusion of Point Plastics sales accounted for 25.6% of the Company's overall increase in net sales. The remaining 12.9% of the Company's increase in net sales was due principally to sales by the Porous Media Group of components for consumer applications.

  Cost of sales for the quarter ended September 30, 1998 increased by $2,974,000, or 35.8%, over the comparable prior year period. This increase was attributable to the inclusion of the operations of Point Plastics and the increased sales volume noted above. As a percent of net sales, cost of sales for the quarter ended September 30, 1998 decreased to 54.9% from 56.1% in the prior year period principally due to improvements in manufacturing efficiency.

  Selling, general and administrative expenses for the quarter ended September 30, 1998 increased by $1,169,000, or 17.5%, over the comparable prior year period due primarily to the inclusion in the current period of $901,000 in expenses associated with Point Plastics. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 30, 1998 decreased to 38.2% from 45.0% in the prior quarter principally due to increased sales which were not proportionately offset by expenses, since these expenses do not vary directly with sales.

  Interest and other income, net of interest expense, for the quarter ended September 30, 1998 decreased by $333,000 or 11.8% over the comparable prior year period principally as a result of a decrease in funds available for investment primarily due to the $34,400,000 payment for the cash portion of the purchase price for Point Plastics.

  The effective tax rate for the three months ended September 30, 1998 increased to 48.4% from 43.7% in the prior year period principally due to the amortization of intangible assets from the Point Plastics acquisition for which no tax benefit will be recognized.

Capital Resources and Liquidity:
-------------------------------

  Cash, cash equivalents and marketable securities decreased by $21,873,000 to $295,834,000 during the three months ended September 30, 1998 principally due to the $34,400,000 payment for the cash portion of the purchase price for Point Plastics.

  As a result of the continuing efforts in developing its healthcare communications business, the Company expects to incur significant research and development expenditures in connection with this new area of business until the products and services are successfully developed and marketed. During the three months ended September 30, 1998, the Company incurred expenditures of approximately $4,028,000 related to the development of its healthcare communications business. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.

  The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,
(a) the Company's cash, cash equivalents and marketable securities and (b) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Item 1. Business--Acquisition Program" in the 1998 10-K.

Disclosures About Market Risk
-----------------------------

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

                                                Fiscal Years
                                               (in thousands)

                             1999    2000    2001      2002     2003   Thereafter
                           ------   -----   -----   -------   ------   ----------
Assets
------
Cash equivalents:
 Fixed rate..............  57,686       -       -         -        -            -
 Average interest rate...    5.36%      -       -         -        -            -
Short term investments:..
 Fixed rate..............  16,138       -       -         -        -            -
 Average interest rate...    5.02%      -       -         -        -            -
Long term investments:
 Fixed rate..............       -       -       -   144,800   76,675            -
 Average interest rate...       -       -       -      6.46%    6.08%           -
Total investment
  securities.............  73,824       -       -   144,800   76,675            -
 Average interest rate...    5.50%      -       -      6.46%    6.08%           -
Long term debt:
 Fixed rate..............       8       9      10        11    6,544      159,625
 Average interest
   rate..................   12.94%  12.94%  12.94%    12.94%    6.24%        5.01%

Year 2000
---------

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

                         SYNETIC INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.                  Description
          -----------                  -----------

             11                     Computation of Earnings Per Share

             27                     Financial Data Schedule

     (b) The Company filed a current report on Form 8-K dated July 21, 1998 disclosing the completion of the acquisition of Point Plastics. The following historical financial statements and notes thereto of Point Plastics prior to the consummation of the acquisition are attached thereto.

          - Independent Auditor's Report
          - Consolidated balance sheets as of December 31, 1996 and December 31, 1997.
          - Consolidated statements of income for the years ended December 31, 1996 and December 31, 1997.
          - Consolidated statements of changes in stockholders' deficit for the years ended December 31, 1995, December 31, 1996 and December 31, 1997.
          - Consolidated statements of cash flows for the years ended December 31, 1995, December 31, 1996 and December 31, 1997.
          - Notes to the consolidated financial statements.
          - Consolidated balance sheets (unaudited) as of March 31, 1998.
          - Consolidated statements of income (unaudited) for the three months ended March 31, 1997 and March 31, 1998.
          - Consolidated statements of cash flows (unaudited) for the three months ended March 31, 1997 and March 31, 1998.
          - Notes to the consolidated financial statements (unaudited).

          The following pro forma financial statements and notes thereto are attached thereto.

          - Pro Forma Combined Condensed Consolidated Statement of Income (unaudited) for the year ended June 30, 1997.
          - Pro Forma Combined Condensed Consolidated Statement of Income (unaudited) for the nine months ended March 31, 1998.
          - Pro Forma Combined Condensed Balance Sheet (unaudited) as of March 31, 1998.
          - Notes to Pro Forma Combined Condensed Consolidated Financial Statements (unaudited).

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

Dated: November 12, 1998

                                 EXHIBIT INDEX


               Number                    Description
               ------                    -----------

                 11                      Computation of Earnings Per Share

                 27                      Financial Data Schedule