Form 10-Q
period 1998-12-31
SYNETIC INC
filed 1999-01-28
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
           MARK ONE
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1998

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at January 25, 1999
-------------------------                -------------------------------
Common Stock                             19,903,751 shares
par value $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                 Page
                                                                 ----
Part I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements

          Consolidated Balance Sheets --
           December 31, 1998 and June 30, 1998                      3

          Consolidated Statements of Income --
           Three and Six Months Ended
           December 31, 1998 and 1997                               5

          Consolidated Statements of Cash Flows --
           Six Months Ended December 31, 1998 and 1997              6

          Notes to Consolidated Financial Statements                7

            Item 2.  Management's Discussion and
                      Analysis of Results of Operations and
                      Financial Condition                          12


Part II.  OTHER INFORMATION

          Item 5.  Other Information                               16

          Item 6.  Exhibits and Reports on Form 8-K                19

                   ----------------------------------------

     This report contains certain forward-looking statements and information relating to the Company's future results and operations, external transactions, dealings with potential customers and business partners for its healthcare communications services business, development of its healthcare communications service business and the Year 2000 issue that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions.
The risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the feasibility of developing commercially profitable healthcare communications services, the effect of economic conditions, user acceptance, the impact of competitive products or services, and pricing, product development, commercialization and technical difficulties, risks associated with the management and integration of acquired businesses and other risks detailed in the Company's Securities and Exchange commission filings. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company expressly disclaims any intent or obligation to update these forward-looking statements.

                   ----------------------------------------

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                       December 31,       June 30,
                                                          1998              1998
                                                      --------------     ----------
                                                       (unaudited)
CURRENT ASSET:
 Cash and cash equivalents........................    $  57,514          $  90,645
 Marketable securities............................       14,128              9,995
 Accounts receivable, net of
  allowances for doubtful accounts
  and sales returns of $786
  at December 31, 1998 and June 30, 1998..........       13,813             11,071
 Inventories......................................       10,473              5,813
 Other current assets.............................       11,176             11,572
                                                      ---------          ---------
  Total current assets............................      107,104            129,096
                                                      ---------          ---------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements............................        3,200              1,605
 Building and improvements........................       15,724             11,261
 Machinery and equipment..........................       36,391             27,824
 Furniture and fixtures...........................        4,777              3,924
 Construction in progress.........................       14,003              6,853
                                                      ---------          ---------
                                                         74,095             51,467
Less:  Accumulated depreciation...................      (25,203)           (22,086)
                                                      ---------          ---------
  Property, plant and equipment, net..............       48,892             29,381
                                                      ---------          ---------

OTHER ASSETS:

 Marketable securities............................      220,243            217,067
 Goodwill and other intangible assets,
  net of accumulated amortization of
  $3,504 and $2,241 at December 31,
  1998 and June 30, 1998, respectively............       73,434             12,378
 Other............................................        8,799              9,004
                                                      ---------          ---------
  Total other assets..............................      302,476            238,449
                                                      ---------          ---------
                                                      $ 458,472          $ 396,926
                                                      =========          =========

The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,             June 30,
                                                                     1998                  1998
                                                                 -------------           ---------
                                                                  (unaudited)
CURRENT LIABILITIES:
 Accounts payable.....................................           $ 2,275                 $  2,644
 Accrued liabilities and other........................            13,939                   13,002
 Income taxes payable.................................             1,534                    5,381
                                                                --------                 --------
   Total current liabilities..........................            17,748                   21,027
                                                                --------                 --------

LONG-TERM DEBT, LESS CURRENT PORTION..................           166,197                  159,500

DEFERRED TAXES AND OTHER..............................            18,631                    6,426

OTHER LIABILITIES.....................................             1,319                    3,747

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
   10,000,000 shares authorized; none
   issued.............................................                  -                       -
 Common stock $.01 par value; 100,000,000
   shares authorized; 24,007,016 and
   23,017,594 shared issued; 18,738,553 and
   17,749,131 shares issued and outstanding
   at December 31, 1998 and June 30, 1998,
   respectively.......................................                240                     230
 Paid-in capital......................................            250,011                 203,482
 Treasury stock, at cost; 5,268,463
   shares at December 31, 1998 and
   at June 30, 1998...................................            (38,287)                (38,287)
 Retained earnings....................................             42,824                  40,801
 Accumulated other comprehensive
   income (loss)......................................               (211)                      -
                                                                 --------                --------
   Total stockholders' equity.........................            254,577                 206,226
                                                                 --------                --------
                                                                 $458,472                $396,926
                                                                 ========                ========


The accompanying notes are an integral part of these consolidated balance sheets.

                         SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             Three and Six Months Ended December 31, 1998 and 1997
                     (in thousands, except per share data)
                                  (unaudited)



                                                     Three Months Ended      Six Months Ended
                                                         December 31,          December 31,
                                                     1998         1997       1998      1997
                                                 -------------  --------   --------  ---------
Net sales.................................       $  23,115      $ 15,440   $ 43,661   $ 30,273

  Cost of sales...........................          11,529         8,055     22,819     16,371
  Selling, general and administrative.....          13,468         7,070     21,319     13,752
  Interest and other income...............          (4,473)       (4,998)    (9,073)   (10,004)
  Interest expense........................           2,118         2,187      4,236      4,378
                                                   -------       -------    -------   --------
                                                    22,642        12,314     39,301     24,497
                                                   -------       -------    -------   --------

Income before provision for income taxes..             473         3,126      4,360      5,776

Provision for income taxes................             454         1,189      2,337      2,347
                                                   -------       -------    -------   --------

Income before extraordinary item..........         $    19       $ 1,937    $ 2,023   $  3,429

Extraordinary item:
 Gain from the repurchase of convertible
 debentures (net of provision for income
 taxes of $244)...........................               -           356          -        356
                                                   -------       -------    -------   --------

Net income................................         $    19       $ 2,293    $ 2,023   $  3,785
                                                   =======       =======    =======   ========

Income per share-basic:
  Income before extraordinary item........         $     -       $   .11    $   .11   $    .19
                                                   =======       =======    =======   ========
  Net income per share....................         $     -       $   .13    $   .11   $    .21
                                                   =======       =======    =======   ========
  Weighted average shares outstanding.....          18,696        17,662     18,553     17,638
                                                   =======       =======    =======   ========

Income per share-diluted:
  Income before extraordinary item........         $     -       $   .10    $   .10   $    .18
                                                   =======      ========    =======   ========
  Net income per share....................         $     -       $   .12    $   .10   $    .20
                                                   =======      ========    =======   ========
  Weighted average shares outstanding.....          20,629        19,337     20,642     19,391
                                                   =======      ========    =======   ========



The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended December 31, 1998 and 1997
                                (in thousands)
                                  (unaudited)

                                                        1998       1997
                                                      ---------  ---------
Cash flows from operating activities:
 Net income.........................................  $  2,023   $  3,785
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Write-off of capitalized software costs.......     1,524          -
      Gain on repurchase of convertible debentures..         -       (356)
      Depreciation and amortization.................     4,558      1,928

 Changes in operating assets and liabilities:
      Accounts receivable, net......................      (594)      (155)
      Inventories...................................    (1,043)      (401)
      Other assets..................................     3,013     (2,078)
      Accounts payable..............................      (541)      (799)
      Accrued liabilities...........................      (197)     3,160
      Income taxes payable..........................       945      2,876
      Other liabilities.............................    (2,634)    (3,084)
                                                      --------   --------
        Net cash provided by operating activities...     7,054      4,876
                                                      --------   --------

Cash flows from investing activities:
 Maturities and redemptions
     of marketable securities.......................     3,512     19,365
 Purchases of marketable securities.................    (3,538)   (17,539)
 Capital expenditures...............................   (11,582)    (4,014)
 Payment for purchase of Point Plastics, net of
   cash acquired....................................   (29,311)         -
                                                      --------   --------
        Net cash (used for)
         investing activities.......................   (40,919)    (2,188)
                                                      --------   --------

Cash flows from financing activities:
 Purchases of treasury stock........................      (364)      (216)
 Payments for repurchase of convertible debentures..         -     (4,842)
 Proceeds from exercises of stock options and
   401(k) purchases.................................     1,098      1,708
                                                      --------   --------
        Net cash provided by (used for)
         financing activities.......................       734     (3,350)
                                                      --------   --------

Net increase (decrease) in cash and cash
 equivalents........................................   (33,131)      (662)
Cash and cash equivalents, beginning of period......    90,645     77,303
                                                      --------   --------
Cash and cash equivalents, end of period............  $ 57,514   $ 76,641
                                                      ========   ========

The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company" or "Synetic") as of December 31, 1998 (unaudited) and June 30, 1998 (audited), the results of their operations for the three and six months ended December 31, 1998 and 1997 (unaudited) and their cash flows for the six months ended December 31, 1998 and 1997 (unaudited).

     Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned operating subsidiaries after elimination of all material intercompany accounts and transactions.

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

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                        December 31,        June 30,
                                            1998              1998
                                        ------------        --------
                                        (unaudited)
     Raw materials and supplies..        $ 4,537             $3,219
     Work-in-process.............            796                677
     Finished goods..............          5,140              1,917
                                         -------             ------
                                         $10,473             $5,813
                                         =======             ======

(3)  Marketable securities:

     At December 31, 1998 and June 30, 1998, marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes and are classified as held-to-maturity and are carried at cost, net of unamortized premium or discount.

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

     The Company adopted the new standard during the 1998 fiscal year, beginning with the December 31, 1997 interim consolidated financial statements. In accordance with SFAS No. 128, all prior periods presented have been restated. The Company has historically reported its EPS on a fully diluted basis, which reflects the dilution resulting from employee stock options, warrants and convertible securities, if dilutive, and is comparable to the new diluted EPS reported.

     A reconciliation of weighted average shares outstanding (basic) to weighted average shares outstanding assuming dilution (diluted) follows:

                                          Three Months Ended  Six Months Ended
                                             December 31,       December 31,
                                            1998      1997     1998     1997
                                          --------  --------  -------  -------
                                             (unaudited)        (unaudited)
   Weighted average shares
    outstanding (basic).................    18,696    17,662   18,553   17,638
   Common stock equivalents(a)..........     1,933     1,675    2,089    1,753
                                            ------    ------   ------   ------
   Weighted average shares outstanding
     assuming dilution (diluted)........    20,629    19,337   20,642   19,391
                                            ======    ======   ======   ======

__________________
  (a) Issuable primarily under stock option plans.

(5)  Extraordinary Item -- Gain from the repurchase of Convertible Debentures:

     During the quarter and six months ended December 31, 1997, the Company repurchased $5,500,000 face amount of Convertible Debentures which resulted in the Company recording a $356,000 gain (net of provision for income taxes of $244,000), or $.02 per share (basic and diluted).

(6)  Supplemental cash flow information:

     For the six months ended December 31, 1998 and 1997, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $2,035,000 and $1,364,000, respectively.

                                                Six Months Ended
                                                   December 31,
                                                1998          1997
                                                ----          ----
                                                  (in thousands)
                                                    (unaudited)
     Cash paid during the periods for:
     Interest...........................        $4,125       $4,108
     Income taxes.......................         2,294          516

(7)  Accumulated other comprehensive income (loss):

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 increases financial reporting disclosures and has no impact on the Company's financial position or results of operations.

     Accumulated other comprehensive loss is comprised substantially of currency translation adjustments.

(8)  Development costs:

     The Company capitalizes costs incurred for the production of computer software for use in the sale of its services. Costs capitalized include direct labor and related overhead for software produced by the Company and the costs of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such software development costs are capitalized until the software is commercially available. Such costs are recorded at the lower of unamortized cost or net realizable value. As of December 31, 1998 and June 30, 1998, capitalized internally generated costs were $4,353,000 and $4,368,000, respectively. As of December 31, 1998 and June 30, 1998, capitalized costs for software components purchased from third party vendors were $6,001,000 and $604,000, respectively.

     As a result of the Company's healthcare communications subsidiary ("SHC") entering into a license agreement with Cerner Corporation ("Cerner") (Note 10) under which SHC obtained a perpetual license to Cerner's Health Network Architecture ("HNA"), certain elements of previously capitalized software costs were made duplicative. Consequently, approximately $2,381,000 of capitalized software was written off and included in selling, general and administrative expenses in the current period.

(9)  Acquisitions:

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

     The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their appraised fair values. Point Plastics' results of operations have been included in the Company's financial statements as of July 21, 1998.

     A preliminary summary of the purchase price allocation is as follows (in thousands):

          Current assets                     $17,345
          Intangible assets                   62,225
          Other noncurrent assets             17,011
                                             -------

               Total assets                  $96,581
                                             =======

          Current liabilities                  1,652
          Noncurrent liabilities              17,932
                                             -------

               Total liabilities             $19,584
                                             =======

     The following summary, prepared on a pro forma basis, combines the results of operations of the Company and Point Plastics assuming the acquisition was consummated at the beginning of the periods presented (in thousands, except per share amount):

                                           Three Months Ended      Six Months Ended
                                            December 31, 1997     December 31, 1997
                                            -----------------     -----------------
                                               (unaudited)           (unaudited)
 Net sales                                      $20,797(a)             $42,455(a)
 Income before extraordinary item                 2,018                  4,502
 Income per share before extraordinary
  item - basic                                      .11                    .24
 Income per share before extraordinary
  item - diluted                                $   .10                $   .22

________________________

     (a) The pro forma results for the three and six months ended December 31, 1997 include sales to a major customer that informed Point Plastics on May 4, 1998 that it would be substantially reducing its purchases of products from Point Plastics. Net sales to this customer were $1,729,000 and $3,720,000 for the three and six months ended December 31, 1997.

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, such pro forma results are not intended to be a projection of future results. The pro forma impact of the Point Plastics acquisition for the three and six months ended December 31, 1998 was not material.

(10) Subsequent events:

     Healthcare Communications
     -------------------------

     In October 1998, the Company entered into agreements in principle with two strategic partners for its healthcare communications business--The Health Information Network Connection LLC ("THINC") and Cerner. In January 1999, the Company formed SHC and contributed to it substantially all of the assets and liabilities of the Company's healthcare communications business and $10,000,000 in cash, and SHC completed the two transactions which are described below.

     THINC: In January 1999, SHC, THINC, and its founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI"), and HIP Health Plans ("HIP"), entered into definitive agreements and consummated a transaction for a broad strategic alliance. Under this arrangement, among other things, SHC (i) acquired a 20% ownership interest in THINC in exchange for $1.5 million in cash and a warrant to purchase shares of SHC common stock representing approximately 6% of the current outstanding equity of SHC (assuming exercise of the warrant) (ii) extended up to $3.5 million in senior loans to THINC, (iii) entered into a Management Services Agreement with THINC pursuant to which SHC will manage all operations of THINC and (iv) entered into exclusive Clinical Transaction Agreements with each of Empire, GHI and HIP to provide online prescription and laboratory transaction services. The Company's investment in THINC will be accounted for using the equity method of accounting.

     Cerner: In January 1999, SHC also entered into definitive agreements and consummated a transaction with Cerner for a broad strategic alliance. Under this arrangement, among other things,(i) SHC obtained a perpetual license to the functionality embedded in Cerner's HNA Millenium Architecture in exchange for a 19.9% equity interest in SHC, (ii) SHC and Cerner entered into a joint marketing arrangement, and (iii) Cerner committed to make available to SHC engineering and systems architecture personnel and expertise, as well as ongoing technical support and future enhancements to HNA.

     Plastics and Filtration Technologies
     ------------------------------------

     In January 1999, the Company acquired all the outstanding stock of The KippGroup for $52,085,000, comprised of $75,000 in cash and 1,150,028 newly issued shares of the Company's common stock. In connection with this acquisition, the Company agreed to (i) make a payment to the sellers in the amount of the shortfall, if any, should the proceeds realized from the sale of the shares be less than $43,809,000, in exchange for any unsold shares ( however, the sellers have the right to retain their unsold shares and forego receipt of such shortfall payment), (ii) provide a loan to the sellers in the amount of $15,000,000 at closing, (iii) provide a loan of up to $28,809,000 on March 31, 1999, in the event the sale of the shares is not complete and the sellers have not elected to retain their shares and (iv) pay the sellers additional purchase price should future earnings of The KippGroup exceed specified levels. The acquisition will be accounted for using the purchase method of accounting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The historical operations of the Company are primarily related to its plastics and filtration technologies business. All revenues and a majority of operating expenses were derived from these operations. As discussed below, the consolidated financial statements for the three and six month periods ended December 31, 1998 include certain costs associated with the Company's activities in developing its healthcare communications business.

Consolidated Results of Operations:
----------------------------------

     Net sales for the three and six months ended December 31, 1998 increased 49.7% and 44.2% to $23,115,000 and $43,661,000, respectively, from $15,440,000 and $30,273,000 in the comparable prior year periods. The Company's net sales for the three and six months ended December 31, 1998 include the net sales of Point Plastics, which was acquired in July 1998. Inclusion of Point Plastics' net sales accounted for 36.9% and 31.4% of the Company's increase in net sales for the three and six months ended December 31, 1998, respectively. The balance of the increases in sales for the periods was due principally to increased sales by the Company's Porous Media Group of components for consumer applications.

     Cost of sales for the three and six months ended December 31, 1998 increased 43.1% and 39.4% to $11,529,000 and $22,819,000, respectively, from
$8,055,000 and $16,371,000 in the comparable prior year periods. This increase was attributable to the inclusion of the operations of Point Plastics and the increased sales volume noted above. As a percent of net sales, cost of sales for the three and six months ended December 31, 1998 decreased to 49.9% and 52.3%, respectively, from 52.2% and 54.1% in the comparable year prior periods principally due to improvements in manufacturing efficiency.

     Selling, general and administrative expenses for the three and six months ended December 31, 1998 increased 90.5% and 55.0% to $13,468,000 and $21,319,000, respectively, from $7,070,000 and $13,752,000 in the comparable prior year periods. This increase included (i) a write-off associated with the Company's healthcare communications business of $2,381,000 related to duplicate software assets resulting from recently acquired third party software (see Note 8 to the Consolidated Financial Statements), (ii) an increase of $1,787,000 and $1,352,000 for the three and six months ended December 31, 1998, respectively, related to the Company's healthcare communications business which were primarily related to research and development expenses, and (iii) $1,253,000 and $2,154,000 for the three and six months ended December 31, 1998, respectively, related to Point Plastics for which there were no comparable amounts for the prior periods. Excluding the items above related to the Company's healthcare communications business, as a percent of net sales, selling, general and administrative expenses for the three and six months ended December 31, 1998 decreased to 40.2% and 40.3%, respectively, from 45.8% and 45.4% in the comparable prior year periods principally due to increased sales which were not proportionately offset by expenses, since these expenses do not vary directly with sales. During the three months ended December 31, 1998, although the rate of internal cash expenditures remained consistent with the three months ended September 30, 1998, such expenditures recorded as selling, general and administrative expenses increased by $2,313,000 (excluding the write-off of duplicate software) for the three months ended December 31, 1998. The Company obtained a license to third party software which now allows internal resources to be devoted to efforts other than software development activities that qualify for capitalization under the applicable accounting guidelines. The Company expects this trend to continue in future periods.

     Interest and other income, net of interest expense for the three and six months ended December 31, 1998 decreased by $456,000 or 16.2% and $789,000 or 14.0%, respectively, over the comparable prior year periods due to (i) a decrease in funds available for investment primarily due to the payment of the cash portion of the purchase price for Point Plastics, and (ii) declining yields in the Company's investment portfolio resulting from the reinvestment of maturing or redeemed securities at lower rates. The Company's investments consist primarily of U.S. Treasury Notes and Federal Agency Notes.

     The effective tax rate for the three and six months ended December 31, 1998 increased to 96.0% and 53.6%, respectively, from 38.0% and 40.6% in the comparable prior year periods due to (i) the increase in selling, general and administrative expenses of the Company's healthcare communications business for which the Company currently records no state tax benefit and (ii) the amortization of intangible assets from the Point Plastics acquisition for which no tax benefit will be recognized.

     During the three and six months ended December 31, 1997, the Company recorded an extraordinary item related to the repurchase of $5,500,000 face amount of Convertible Debentures. The repurchase resulted in a $356,000 gain (net of provision for income taxes of $244,000).

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities decreased by $25,822,000 to $291,885,000 during the six months ended December 31, 1998 principally due to the cash portion of the purchase price for Point Plastics partially offset by cash provided by operations.

     As a result of the continuing efforts in developing its healthcare communications business, the Company expects to incur significant research and development expenditures in connection with this business until the products and services are successfully developed and marketed. Excluding the write-off of $2,381,000 of previously capitalized software to selling, general and administrative expenses during the six months ended December 31, 1998, the Company incurred internal expenditures of approximately $8,003,000 and expenditures related to the acquisition of third party software of approximately $6,001,000 related to the development of its healthcare communications business. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.

     In connection with the acquisition of The KippGroup, the Company has agreed that, if the sellers have not realized at least $43,809,000 in proceeds from the sale of the shares issued to the sellers in the transaction, the Company will pay to the sellers an amount equal to such shortfall in exchange for any unsold shares; however, the sellers have the right to retain their unsold shares and forego receipt of such shortfall payment. At closing, the Company loaned the sellers $15,000,000 to be repaid from proceeds from sales of the shares. The Company has agreed to loan the sellers up to an additional $28,809,000 on March 31, 1999 if the sale of the shares is not complete and the sellers have not elected to retain their shares, which loan would also be repaid from the proceeds of the sales of shares. The sellers may be entitled to additional purchase price based on future earnings of The KippGroup. See "Item 5 -- Other Information. Plastics and Filtration Technologies."

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


                                                       Fiscal Years
                                                      (in thousands)

                                    1999    2000    2001      2002     2003   Thereafter
                                    ----    ----    ----      ----     ----   ----------
Assets
------
Cash equivalents:
 Fixed rate..............         60,033       -       -         -        -            -
 Average interest rate...           5.20%      -       -         -        -            -
Short term investments:..
 Fixed rate..............         14,138       -       -         -        -            -
 Average interest rate...           6.09%      -       -         -        -            -
Long term investments:
 Fixed rate..............              -       -       -   144,800   76,675            -
 Average interest rate...              -       -       -      6.46%    6.08%           -
Total investment
  securities.............         74,171       -       -   144,800   76,675            -
 Average interest rate...           5.37%      -       -      6.46%    6.08%           -
Long term debt:
 Fixed rate..............              6       9      10        11    6,544      159,625
 Average interest
   rate..................          12.94%  12.94%  12.94%    12.94%    6.24%        5.01%

Year 2000
---------

     The Year 2000 issue is the result of computer programs using two digits rather than four digits to define the applicable year. Certain of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a disruption of normal business activities. Many of the Company's suppliers, vendors and customers also face this issue.

     The Company has completed an assessment of its Year 2000 readiness and is undergoing a conversion of its internal systems which are not currently Year 2000 compliant. The Company has completed the conversion of all significant non-manufacturing related systems. The Company expects conversion of the manufacturing related, information technology ("IT") systems to be completed and fully tested by June 30, 1999. For manufacturing related, non-IT systems, all significant microprocessor-embedded production equipment has been upgraded and the Company believes it is Year 2000 compliant.

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

     The Company expects that the cost of Year 2000 compliance will not be material. If the Company does not complete the conversion of its manufacturing related, IT systems by June 30, 1999, the Company has Year 2000 compliant upgrades it believes can readily be installed for its existing systems. The Company believes that, should it be necessary, the cost of installing such upgrades would not be material.

     The Company intends to have in inventory a reserve of raw materials, which it believes is sufficient to avoid a disruption in its manufacturing process, to minimize the risk associated with third-party suppliers experiencing Year 2000 problems.

     The Company's statements regarding its Year 2000 project constitute forward looking statements. As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of the Year 2000 on the operations of the Company could differ materially from the Company's expectations.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     Healthcare Communications
     -------------------------

     In October 1998, the Company entered into agreements in principle with two strategic partners for its healthcare communications business--The Health Information Network Connection LLC ("THINC") and Cerner Corporation ("Cerner"). In January 1999, the Company formed Synetic Healthcare Communications, Inc. ("SHC") and contributed to SHC substantially all of the assets and liabilities of the Company's healthcare communications business and $10 million in cash, and SHC entered into definitive agreements and consummated transactions with THINC and Cerner. Those transactions are described below.

     THINC: In January 1999, SHC, THINC, and its founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI"), and HIP Health Plans ("HIP"), entered into definitive agreements and consummated a transaction for a broad strategic alliance. Under this arrangement, SHC (i) acquired a 20% ownership interest in THINC in exchange for $1.5 million in cash and a warrant to purchase shares of common stock of SHC (the "Warrant"), (ii) extended up to $3.5 million in senior loans to THINC, (iii) entered into a Management Services Agreement with THINC pursuant to which SHC will manage all operations of THINC and (iv) entered into exclusive Clinical Transaction Agreements with each of Empire, GHI and HIP (the "THINC Payers") to provide online prescription and laboratory transaction services. As part of this arrangement, THINC entered into Managed Care Transaction Contracts with each of the THINC Payers whereby the THINC Payers agree to use the THINC network for their online medical claims submission, eligibility, benefit plan detail, roster distribution, remittance advice distribution, claims inquiry, referral/pre-certification and authorization, and encounter submission transactions.

     SHC issued the Warrant to THINC, an entity in which SHC holds a 20% ownership interest. The Warrant is exercisable 180 days following the occurrence of an initial public offering of SHC's common stock ("IPO") or, if an IPO has not occurred, at the end of term of the Warrant, into approximately 6% of the current outstanding equity of SHC (assuming exercise of the Warrant).
The exercise price of the Warrant is the lesser of (i) the IPO price of SHC's common stock, if an IPO has occurred, and (ii) the price based on a $200 million enterprise value of SHC. The Warrant expires on January 1, 2006, subject to certain exceptions. The Warrant and the common stock of SHC issuable upon the exercise of the Warrant are subject to certain restrictions on transfer.

     Cerner: In January 1999, SHC also entered into definitive agreements and consummated a transaction with Cerner for a broad strategic alliance. Cerner, a publicly traded corporation, is a supplier of clinical and management information systems for healthcare organizations. Under this arrangement, SHC obtained a perpetual software license to the functionality embedded in Cerner's HNA Millenium Architecture and Cerner received a 19.9% equity interest in SHC (such equity interest is subject to certain restrictions on transfer and other adjustments). SHC and Cerner have entered into a non-competition agreement and, as a result, agreed that SHC will be their exclusive vehicle for providing a full suite of prescription, laboratory and managed care transaction and messaging services that connect physicians' offices with managed care organizations, prescription benefit managers, clinical laboratories, pharmacies and other providers. The companies entered into a Marketing Agreement that allows for the marketing and distribution of SHC's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and management information systems. SHC and Cerner also agreed to promote each other's services to their respective customers. In addition, Cerner committed to make available to SHC engineering and systems architecture personnel and expertise to accelerate the deployment of SHC's services, as well as ongoing technical support and future enhancements to HNA. Copies of the Subscription Agreement and the License Agreement relating to this transaction are attached as exhibits hereto and are incorporated by reference.

     Plastics and Filtration Technologies
     ------------------------------------

     Pursuant to a Stock Purchase Agreement (the "Purchase Agreement") with David R. Kipp and James P. Kipp (the "Sellers"), on January 22, 1999, the Company acquired from the Sellers all of the capital stock of The KippGroup ("KippGroup"), in exchange for $52,085,000, comprised of $75,000 in cash and 1,150,028 newly issued shares (the "Shares") of the Company's common stock. KippGroup, located in Ontario, California, has three distinct business units:
(1) KippMed designs, develops and manufactures proprietary injection molded medical components and finished devices and distributes them to large multinational companies; (2) KippMolding provides clean room injection molding services to medical device manufacturers; and (3) KippMold designs and fabricates plastic injection molds for third party customers and for internal use.

     The Company's plastics technologies business presently has three divisions, the Porex Porous Products Group, the Porex Bio Products Group and the Porex Surgical Group. KippGroup will constitute the Company's fourth plastics technologies division, which will be called the Porex Medical Products Group.

     The Company has agreed to file a Registration Statement with the Securities and Exchange Commission pursuant to which the Shares will be offered to the public by the Sellers. Of the Shares, Shares valued at $3,333,333 (the "Escrowed Shares") will be held in escrow under the terms of the Purchase Agreement and included in the registration statement. $3,000,000 of the proceeds from the sales of the Escrowed Shares will be held in escrow and any proceeds in excess thereof will be paid to the Sellers. If the KippGroup's earnings before interest and taxes as calculated pursuant to the Purchase Agreement ("EBIT") for the 12 months ending June 30, 2000 are greater than $5,500,000, then Sellers will receive the escrowed cash and the interest earned thereon. If the KippGroup's EBIT for such period is less than or equal to $5,500,000, the Company will retain the escrowed cash and the interest earned thereon, which will be treated as a reduction in purchase price.

     Pursuant to the Purchase Agreement, if the Sellers do not realize at least $43,809,000 in proceeds from sale of the Shares (excluding the Escrowed Shares), the Company has agreed to pay the Sellers an amount equal to such shortfall in exchange for those Shares which remain unsold, if any. However, Sellers have the right to retain their unsold Shares and forego receipt of such shortfall payment. Similarly, if the proceeds from the sale of the escrowed Shares do not amount to $3,000,000 then the Company has agreed to pay the shortfall into the escrow account in exchange for the unsold Escrowed Shares. In connection with the acquisition of KippGroup, the Comany has granted options to purchase an aggregate of 760,000 shares of the Company's common stock to the Sellers and various other key employees of KippGroup.

     At closing, the Company loaned the Sellers $15,000,000 to be repaid from the proceeds from sale of the Shares. The Company has agreed to loan the Sellers up to an additional $28,809,000 on March 31, 1999 if the Shares have not been sold and the Sellers have not elected to retain them by such date, which loan also would be repaid from the proceeds of the sales of Shares (other than the Escrowed Shares).

     If the KippGroup's EBIT for the 12 month period ending June 30, 2000 (the "Determination Period EBIT") is greater than $5,500,000, then Sellers will be entitled to receive additional purchase price of up to $11,700,000, plus an amount equal to the difference, if any, between $52,010,000 and the proceeds, together with any shortfall payment, received by the Sellers from the sale of Shares, including the Escrowed Shares (the "Earnout Amount"). Any additional purchase price is payable in cash or shares of Company Common Stock, at the discretion of the Company. Sellers will receive the same percentage of the Earnout Amount as the percent of $2,000,000 represented by the amount, if any, of KippGroup's Determination EBIT between $5,500,000 and $7,500,000.

     A copy of the Purchase Agreement, historical financial information of KippGroup and pro forma information are attached as exhibits hereto and are incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit No.                      Description
          -----------                      -----------

              2.1 Stock Purchase Agreement dated as of January 13, 1999 between the Company and David R. Kipp and James P. Kipp.

             10.1 Subscription Agreement dated as of January 2, 1999 between Synetic Healthcare Communications, Inc., the Company, Avicenna Systems Corporation and Cerner Corporation.

             10.2 License Agreement dated as of January 2, 1999 between Synetic Healthcare Communications, Inc. and Cerner Corporation.

             23.1        Consent of Arthur Andersen LLP.

             27          Financial Data Schedule

             99.1        Historical Financial Statements of The KippGroup

             99.2        Pro Forma Financial Information

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SYNETIC, INC.



                                    /s/ Anthony Vuolo
                                    ---------------------------------
                                    Anthony Vuolo
                                    Executive Vice President -
                                    Finance and Administration,
                                    Chief Financial Officer and Treasurer

Dated: January 28, 1999

                                 EXHIBIT INDEX

          Exhibit No.                  Description
          -----------                  -----------

             2.1 Stock Purchase Agreement dated as of January 13, 1999 between the Company and David R. Kipp and James P. Kipp.

            10.1 Subscription Agreement dated as of January 2, 1999 between Synetic Healthcare Communications, Inc., the Company, Avicenna Systems Corporation and Cerner Corporation.

            10.2 License Agreement dated as of January 2, 1999 between Synetic Healthcare Communications, Inc. and Cerner Corporation.

            23.1         Consent of Arthur Andersen LLP.

            27           Financial Data Schedule

            99.1         Historical Financial Statements of The KippGroup

            99.2         Pro Forma Financial Information