Form 10-Q
period 1999-03-31
SYNETIC INC
filed 1999-05-07
CIK 850436

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
     MARK ONE
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                     Outstanding at April 9, 1999
---------------------               ----------------------------
Common Stock                        20,481,538 shares
par value $.01 per share

                        SYNETIC, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                        Page
                                                                        ----

Part I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements

          Consolidated Balance Sheets --
            March 31, 1999 and June 30, 1998                             3

          Consolidated Statements of Income --
            Three and Nine Months Ended
            March 31, 1999 and 1998                                      5

          Consolidated Statements of Cash Flows --
            Nine Months Ended March 31, 1999 and 1998                    6

          Notes to Consolidated Financial Statements                     7

          Item 2.  Management's Discussion and
                    Analysis of Results of Operations and
                    Financial Condition                                 14


Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                    19

          Item 6.  Exhibits and Reports on Form 8-K                     20

                    ----------------------------------------

     This report contains certain forward-looking statements and information relating to the Company's litigation with Merck and Merck-Medco, future results and operations, external transactions, dealings with customers and business partners for its healthcare electronic commerce business, development of its healthcare electronic commerce business and the Year 2000 issue that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company's management with respect to future events and the Company's future performance and are subject to certain risks, uncertainties and assumptions. The risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the feasibility of developing commercially profitable healthcare electronic commerce services, the effect of economic conditions, user acceptance, the impact of competitive products or services, pricing, product development, commercialization and technical difficulties, risks associated with the management and integration of acquired businesses, risks associated with the outcome of the Company's litigation with Merck and Merck-Medco and other risks detailed in the Company's Securities and Exchange Commission filings. Should management's current view of the future or underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company expressly disclaims any intent or obligation to update these forward-looking statements.

                    ----------------------------------------

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS


                                                  March 31,    June 30,
                                                    1999         1998
                                                 -----------   --------
                                                 (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents...............         $ 47,575     $ 90,645
 Marketable securities...................           12,674        9,995
 Accounts receivable, net of
  allowances for doubtful accounts
  and sales returns of $990
  at March 31, 1999 and $786
  at June 30, 1998.......................           15,056       11,071

 Inventories.............................           13,464        5,813
 Other current assets....................           13,096       11,572
                                                  --------     --------
  Total current assets...................          101,865      129,096
                                                  --------     --------

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements...................            3,188        1,605
 Building and improvements...............           17,677       11,261
 Machinery and equipment.................           45,257       22,852
 Furniture and fixtures..................            2,565        3,924
 Construction in progress................            4,706        6,853
                                                  --------     --------
                                                    73,393       46,495
 Less:  Accumulated depreciation.........          (26,686)     (22,086)
                                                  --------     --------
  Property, plant and equipment, net.....           46,707       24,409
                                                  --------     --------


OTHER ASSETS:
 Marketable securities...................          234,493      217,067
 Capitalized software development costs..           31,330        4,972
 Goodwill and other intangible assets,
  net of accumulated amortization of
  $4,165 and $2,241 at March 31,
  1999 and June 30, 1998, respectively...          112,509       12,378
 Other...................................           13,058        9,004
                                                  --------     --------
  Total other assets.....................          391,390      243,421
                                                  --------     --------
                                                  $539,962     $396,926
                                                  ========     ========


The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,   June 30,
                                                  1999        1998
                                               -----------  ---------
                                               (unaudited)

CURRENT LIABILITIES:
 Accounts payable............................    $  3,653   $  2,644
 Accrued liabilities and other...............      18,420     13,002
 Income taxes payable........................           -      5,381
                                                 --------   --------
   Total current liabilities.................      22,073     21,027
                                                 --------   --------

LONG-TERM DEBT, LESS CURRENT PORTION.........     168,965    159,500

DEFERRED TAXES AND OTHER.....................      28,960     10,173

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
   10,000,000 shares authorized; none
   issued....................................           -          -
 Common stock $.01 par value; 100,000,000
   shares authorized; 25,734,656 and
   23,017,594 shared issued; 20,466,193 and
   17,749,131 shares issued and outstanding
   at March 31, 1999 and June 30, 1998,
   respectively..............................         257        230
 Paid-in capital.............................     315,811    203,482
 Treasury stock, at cost; 5,268,463
   shares at March 31, 1999 and
   June 30, 1998.............................     (38,287)   (38,287)
 Retained earnings...........................      43,054     40,801
 Accumulated other comprehensive
   income (loss).............................        (871)         -
                                                 --------   --------
   Total stockholders' equity................     319,964    206,226
                                                 --------   --------
                                                 $539,962   $396,926
                                                 ========   ========



The accompanying notes are an integral part of these consolidated statements.

                        SYNETIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              Three and Nine Months Ended March 31, 1999 and 1998
                     (in thousands, except per share data)
                                  (unaudited)




                                              Three Months Ended     Nine Months Ended
                                                    March 31,            March 31,
                                               1999        1998       1999       1998
                                            ----------  ----------  ---------  ---------
Net sales.................................    $25,069     $16,437   $ 68,730   $ 46,710

  Cost of sales...........................     13,694       8,615     36,513     24,986
  Selling, general and administrative.....     10,571       6,983     31,890     20,735
  Litigation costs........................      2,500           -      2,500          -
  Interest and other income...............     (4,596)     (5,128)   (13,669)   (15,732)
  Interest expense........................      2,490       2,118      6,726      6,496
                                              -------     -------   --------   --------
                                               24,659      12,588     63,960     36,485
                                              -------     -------   --------   --------

Income before provision for income taxes..        410       3,849      4,770     10,225

Provision for income taxes................        180       1,473      2,517      4,064
                                              -------     -------   --------   --------

Net income................................    $   230     $ 2,376   $  2,253   $  6,161
                                              =======     =======   ========   ========

Income per share-basic:
  Net income per share....................       $.01        $.13       $.12   $    .35
                                              =======     =======   ========   ========
  Weighted average shares outstanding.....     19,827      17,678     18,977     17,652
                                              =======     =======   ========   ========

Income per share-diluted:
  Net income per share....................       $.01        $.12       $.11   $    .32
                                              =======     =======   ========   ========
  Weighted average shares outstanding.....     21,996      19,894     21,093     19,558
                                              =======     =======   ========   ========



The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 1999 and 1998
                                 (in thousands)
                                  (unaudited)

                                                        1999       1998
                                                      ---------  ---------

Cash flows from operating activities:
 Net income.........................................  $  2,253   $  6,161
 Adjustments to reconcile net income to
  net cash provided by operating activities:
     Write-off of capitalized software costs........     2,381          -
     Gain on repurchase of convertible debentures...         -       (600)
     Depreciation and amortization..................     6,883      3,212
     Other..........................................      (552)         -

 Changes in operating assets and liabilities:
     Accounts receivable, net.......................      (291)    (1,440)
     Inventories....................................    (1,375)      (410)
     Other assets...................................     4,298     (2,979)
     Accounts payable...............................       227       (243)
     Accrued liabilities............................      (964)       897
     Income taxes payable...........................    (7,201)      (447)
     Other liabilities..............................    (9,114)    (3,084)
                                                      --------   --------
      Net cash (used for )provided by
        operating activities........................    (3,455)     1,067
                                                      --------   --------

Cash flows from investing activities:
 Maturities and redemptions
    of marketable securities........................    63,625     99,542
 Purchases of marketable securities.................   (77,084)   (91,267)
 Capital expenditures...............................    (6,211)    (3,622)
 Software development costs.........................    (7,769)    (2,648)
 Purchase of Point Plastics, net of
  cash acquired.....................................   (29,311)         -
 Net cash from acquisition of the KippGroup.........     3,257          -
 Other..............................................    (1,350)         -
                                                      --------   --------
      Net cash (used for) provided by
        investing activities........................   (54,843)     2,005
                                                      --------   --------

Cash flows from financing activities:
 Purchases of treasury stock........................      (364)         -
 Payments for repurchase of convertible debentures..         -     (4,842)
 Repayments of long-term debt.......................      (140)         -
 Proceeds from exercises of stock options and
  401(k) purchases, including related tax benefits..    15,732      7,388
                                                      --------   --------
      Net cash provided by financing activities.....    15,228      2,546
                                                      --------   --------

Net (decrease) increase in cash and cash
 equivalents........................................   (43,070)     5,618
Cash and cash equivalents, beginning of period......    90,645     77,303
                                                      --------   --------
Cash and cash equivalents, end of period............  $ 47,575   $ 82,921
                                                      ========   ========


The accompanying notes are an integral part of these consolidated statements.

                         SYNETIC, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Synetic, Inc. and subsidiaries (the "Company" or "Synetic") as of March 31, 1999 (unaudited) and June 30, 1998 (audited), the results of their operations for the three and nine months ended March 31, 1999 and 1998 (unaudited) and their cash flows for the nine months ended March 31, 1999 and 1998 (unaudited).

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

(2)  Inventories:

     Inventories consisted of the following (in thousands):

                                                 March 31,   June 30,
                                                   1999        1998
                                                -----------  --------
                                                (unaudited)

     Raw materials and supplies..                 $ 4,815     $3,219
     Work-in-process.............                   2,020        677
     Finished goods..............                   6,629      1,917
                                                  -------     ------
                                                  $13,464     $5,813
                                                  =======     ======

(3)  Marketable securities:

     At March 31, 1999 and June 30, 1998, marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes and are classified as held-to-maturity and are carried at cost, net of unamortized premium or discount.

(4)  Sale of Subsidiary's Common Stock:

     In January 1999, the Company's healthcare electronic commerce subsidiary ("CareInsite", formerly known as "Synetic Healthcare Communications, Inc."), entered into definitive agreements and consummated a transaction with Cerner Corporation ("Cerner") for a broad strategic alliance (See Note 10). Under this agreement, CareInsite, among other things, obtained a perpetual software license to the functionality embedded in Cerner's Health Network Architecture ("HNA") including HNA Millennium Architecture in exchange for an equity interest in CareInsite. The Cerner software was valued at approximately $20,800,000 based on the value of the equity consideration as determined using established valuation techniques. Prior to the Cerner transaction, CareInsite was a wholly-owned subsidiary of the Company.

     Securities and Exchange Commission Staff Accounting Bulletin No. 51
(SAB 51), Accounting for Sales of Stock by a Subsidiary, permits the difference between the carrying value of the parent's investment in its subsidiary and the underlying book value of the subsidiary after a stock issuance by the subsidiary to be reflected as a gain or loss in the consolidated financial statements, or as a capital transaction. However, for sales of stock by a subsidiary in the development stage, gain recognition is not permitted. Accordingly, as CareInsite is a development stage company, the Company recorded a credit to paid-in capital of $5,825,000, net of taxes as a result of the shares issued ot Cerner.

(5)  Computation of net income per share:

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

     A reconciliation of weighted average shares outstanding (basic) to weighted average shares outstanding assuming dilution (diluted) follows:

                                             Three Months Ended     Nine Months Ended
                                                 March 31,             March 31,
                                             1999         1998       1999     1998
                                          -----------  -----------  ------  ---------
                                                (unaudited)           (unaudited)
   Weighted average shares
    outstanding (basic).................      19,827       17,678   18,977     17,652
   Effect of dilutive shares(a).........       2,169        2,216    2,116      1,906
                                              ------       ------   ------     ------
   Weighted average shares outstanding
     assuming dilution (diluted)........      21,996       19,894   21,093     19,558
                                              ======       ======   ======     ======
----------------------------------------

  (a) Issuable primarily under stock option plans.

(6)  Supplemental cash flow information:

     For the nine months ended March 31, 1999 and 1998, the Company recognized tax benefits related to the exercise of stock options as increases to additional paid-in capital and decreases to income taxes payable of $13,428,000 and $4,673,000, respectively.

                                     Nine Months Ended
                                         March 31,
                                       1999     1998
                                     --------  -------
                                      (in thousands)
                                        (unaudited)
Cash paid during the periods for:
Interest...........................    $8,271   $8,233
Income taxes.......................    $2,948   $  696

(7)  Accumulated other comprehensive income (loss):

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 increases financial reporting disclosures and has no impact on the Company's financial position or results of operations.

     Comprehensive (loss) income amounted to $(430,000) and $2,376,000 for the three months ended March 31, 1999 and 1998, respectively. For the nine months ended March 31, 1999 and 1998, comprehensive income amounted to $1,382,000 and $6,161,000, respectively. The elements of accumulated other comprehensive income for the Company arise as a result of the change in foreign currency translation adjustments.

(8)  Capitalized software development costs:

     The Company capitalizes costs incurred for the production of computer software for use in the sale of its services. Costs capitalized include direct labor and related overhead for software produced by the Company and the costs of software licensed from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such software development costs are capitalized until the software is commercially available. Such costs are recorded at the lower of unamortized cost or net realizable value. As of March 31, 1999 and June 30, 1998, capitalized internally generated costs were $4,353,000 and $4,368,000, respectively. As of March 31, 1999 and June 30,
1998, amounts capitalized for software components licensed from vendors were $26,977,000 and $604,000, respectively. Software components licensed from vendors include amounts capitalized related to the perpetual software licenses obtained from Cerner.

     As a result of CareInsite entering into license agreements with Cerner under which CareInsite obtained a perpetual license to Cerner's HNA Architecture, certain elements of previously capitalized software costs were deemed duplicative and obsolete and had no alternative future use. Consequently, $2,381,000 of capitalized software was written off in December 1998 and included in selling, general and administrative expenses in the nine month period.

(9)  Acquisitions:

     Point Plastics: On July 21, 1998, the Company completed the acquisition of Point Plastics, Inc.("Point Plastics"), a manufacturing company located in Petaluma, California, for $34,399,942 in cash and 832,259 shares of the Company's common stock.

The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $51.18 per share. Point Plastics designs, manufactures and distributes injection-molded, disposable laboratory plastics used for liquid handling in the life sciences marketplace.

     The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their appraised fair values. Point Plastics' results of operations have been included in the Company's financial statements beginning July 21, 1998.

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
                                     =======

     Kipp: On January 22, 1999, the Company completed the acquisition of the KippGroup ("KippGroup"), for $75,000 in cash and 1,150,028 shares of the Company's common stock. The fair value of the shares, as determined by management, was approximately $40.70 per share. KippGroup, located in Ontario, California, has three distinct business units: (1) KippMed designs, develops and manufactures proprietary injection molded medical components and finished devices and distributes them to large multinational companies; (2) KippMolding provides clean room injection molding services to medical device manufacturers; and (3) KippMold designs and fabricates plastic injection molds for third party customers and for internal use.

     Of the purchase price, approximately $3,000,000 is held in escrow. If the KippGroup's earnings before interest and taxes as calculated pursuant to the Purchase Agreement ("EBIT") for the 12 months ending June 30, 2000 are greater than $5,500,000, then Sellers will receive the escrowed cash and the interest earned thereon. If the KippGroup's EBIT for such period is less than or equal to $5,500,000, the Company will retain the escrowed cash and the interest earned thereon, which will be treated as a reduction in purchase price. In connection with the acquisition of KippGroup, the Company has granted options to purchase an aggregate of 760,000 shares of the Company's common stock to key employees of KippGroup including the sellers.

     If the KippGroup's EBIT for the 12 month period ending June 30, 2000 (the "Determination Period EBIT") is greater than $5,500,000, then Sellers will be entitled to receive additional purchase price of up to approximately $13,500,000 (the "Earnout Amount"). Any additional purchase price is payable in cash or shares of Company Common Stock, at the discretion of the Company. Sellers will receive the same percentage of the Earnout Amount as the percent of $2,000,000 represented by the amount, if any, of KippGroup's Determination Period EBIT between $5,500,000 and $7,500,000.

     The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their estimated fair values. KippGroup results of operations have been included in the Company's financial statements beginning January 22, 1999.

     A preliminary summary of the purchase price allocation is as follows (in thousands):

          Current assets             $ 7,918
          Intangible assets           39,771
          Other noncurrent assets      8,067
                                     -------
               Total assets          $55,756
                                     =======

          Current liabilities        $ 5,978
          Noncurrent liabilities       2,894
                                     -------
               Total liabilities     $ 8,872
                                     =======

     The following summary, prepared on a pro forma basis, combines the results of operations of the Company, Point Plastics and KippGroup assuming the acquisitions were consummated at the beginning of the periods presented (in thousands, except per share data):

                                            Three Months Ended      Nine Months Ended
                                                  March 31,             March 31,
                                          ----------------------  ----------------------
                                            1999        1998       1999        1998
                                          --------  ------------  -------  -------------
                                               (unaudited)           (unaudited)
 Net sales                                $25,917     $22,109(a)  $81,201     $64,564(a)
 Net (loss) income                            169       2,846       3,235       7,852
 Net (loss) income per share - basic          .01         .15         .16         .42
 Net (loss) income per share - diluted        .01         .14         .15         .39

----------------------------------------------------------------------------------------

 (a) The pro forma results for the three and nine months ended March 31, 1998 include sales to a major customer that informed Point Plastics on May 4, 1998 that it would be substantially reducing its purchases of products from Point Plastics. Net sales to this customer were $1,297,000 and $5,017,000 for the three and nine months ended March 31, 1998.

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, such pro forma results are not intended to be a projection of future results. The pro forma impact of the Point Plastics acquisition for the three and nine months ended March 31, 1999 was not material.

(10) Healthcare Electronic Commerce:

     In October 1998, the Company entered into agreements in principle with two strategic partners for its healthcare electronic commerce business--The Health Information Network Connection LLC ("THINC") and Cerner Corporation. In January 1999, the Company formed CareInsite and contributed to it substantially all of the assets and liabilities of the Company's healthcare electronic commerce business and $10,000,000 in cash, and CareInsite completed the two transactions which are described below.

     THINC: In January 1999, CareInsite, THINC, and THINC founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI"), and HIP Health Plans ("HIP") entered into definitive agreements and consummated a transaction for a broad strategic alliance. Under this arrangement, among other things, CareInsite (i) acquired a 20% ownership interest in THINC in exchange for $1,500,000 in cash and a warrant to purchase an aggregate of 81,081 shares of common stock of CareInsite, (ii) agreed to extend up to $2,000,000 and $1,500,000 in senior loans to THINC, (iii) entered into a Management Services Agreement with THINC pursuant to which CareInsite will manage all operations of THINC, including, providing THINC with certain content and messaging services (iv) licensed to THINC content and messaging services for use over the THINC network and (v) entered into Clinical Transaction Agreements with each of Empire, GHI, and HIP (the "THINC Payers") to provide online prescription and laboratory transaction services. CareInsite's Clinical Transaction Agreement with GHI specifies that it does not have the exclusive right to provide prescription communication services to GHI unless either CareInsite enters into an agreement with GHI's pharmacy benefit manager ("PBM") outlining a methodology for the implementation of such services or GHI elects to proceed without such an agreement. GHI's current PBM is Merck-Medco, a company with whom the Company is currently involved in litigation. (See Note 11.) To date, CareInsite has not entered into any such agreement with Merck-Medco and GHI has not made such election.

     As part of this arrangement, THINC entered into Managed Care Transaction Contracts with each of the THINC Payers whereby the THINC Payers agreed to use the THINC network for their online medical claims submission, eligibility, benefit plan detail, roster distribution, remittance advice distribution, claims inquiry, referral/pre-certification and authorization, and encounter submission transactions.

     The warrant issued to THINC is exercisable 180 days following the occurrence of an initial public offering ("IPO") of CareInsite's common stock or, if an IPO has not occurred, at the end of term of the warrant. The exercise price per share of the warrant is the lesser of (i) the price per share of common stock issued in the IPO, if an IPO has occurred, and (ii) a price per share determined based on a $200,000,000 enterprise value of CareInsite. The warrant expires on January 1, 2006, subject to certain exceptions. The warrant and the shares of our common stock issuable upon the exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant at the date issued was approximately $1,700,000, as determined using the Black-Scholes option pricing model. The Company will account for its investment in THINC using the equity method of accounting.

     Cerner: In January 1999, CareInsite also entered into definitive agreements and consummated a transaction with Cerner for a broad strategic alliance. Cerner, a publicly traded corporation, is a supplier of clinical and management information systems for healthcare organizations. Under this arrangement, CareInsite, among other things, obtained a perpetual license to the functionality embedded in Cerner's HNA including HNA Millennium Architecture in exchange for a 19.9% equity interest in CareInsite (such equity interest is subject to certain restrictions on transfer and other adjustments). In addition, CareInsite has issued to Cerner a warrant to purchase up to 16,135 shares of common stock at a price per share determined based on a $200,000,000 enterprise value of CareInsite exercisable only in the event that THINC exercises its warrant. CareInsite will issue to Cerner 50,000 additional shares of its common stock on or after February 15, 2001 at $.01 per share in the event CareInsite has achieved a stated level of physician participation by 2001. In connection with our strategic relationship with Cerner, we sold Cerner the economic rights to 2% ownership interest of THINC but retained the right to vote such interest. Cerner has also agreed to fund $1,000,000 of our $2,000,000 senior loan obligation to THINC . Additionally, CareInsite and Cerner entered into a Marketing Agreement that allows for the marketing and distribution of CareInsite's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and also, management information system. In addition, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of CareInsite's services, as well as ongoing technical support and future enhancements to HNA. The Company recorded the perpetual license obtained from Cerner in exchange for the equity interest issued to Cerner as capitalized software development costs based on the fair value of the equity instruments issued.

     On March 26, 1999, CareInsite filed a registration statement with the Securities and Exchange Commission relating to the initial public offering by CareInsite of shares of its common stock.

(11) Commitments and Contingencies:

     Litigation Costs --

     On February 18, 1999, Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. filed a complaint in the Superior Court of New Jersey against the Company, CareInsite, Martin J. Wygod, Chairman of the Company and CareInsite, and three officers and/or directors of the Company and CareInsite, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, CareInsite and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company, CareInsite and the individual defendants from conducting the Company's healthcare electronic commerce business and from soliciting Merck-Medco's customers. The Synetic and Wygod agreements provide an expiration date of May 24, 1999. Mr. Suthern's, Mr. Mele's and Mr. Holstein's agreements expire in December 1999, March 2000 and September 2002, respectively.

     A preliminary injunction hearing was held on March 22, 1999. On April 15, 1999, the Superior Court denied the application for preliminary injunction filed by Merck and Merck-Medco. The Company believes that Merck's and Merck-Medco's positions in relation to it, CareInsite and the individual defendants are without merit and the Company intends to vigorously defend the litigation. However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has recorded $2,500,000 in costs relating to the Merck/Merck-Medco litigation discussed above for the three and nine months ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The historical operations of the Company are primarily related to its plastics and filtration technologies business. All revenues and a majority of operating expenses were derived from these operations. As discussed below, the consolidated financial statements for the three and nine month periods ended March 31, 1999 include certain costs associated with the Company's activities in developing its healthcare electronic commerce business.

Consolidated Results of Operations:
----------------------------------

     Net sales for the three and nine months ended March 31, 1999 increased 52.5% and 47.1% to $25,069,000 and $68,730,000, respectively, from $16,437,000 and $46,710,000 in the comparable prior year periods. The Company's net sales for the three and nine months ended March 31, 1999 include the net sales of Point Plastics and The KippGroup, which were acquired in July 1998 and January 1999, respectively. Excluding the operations of Point Plastics and The KippGroup, net sales decreased 2.5% for the three months ended March 31, 1999. The decrease in sales was due principally to decreased sales by the Company's Porous Media Group of components for consumer products, primarily writing instrument components. For the nine months ended March 31, 1999, net sales increased 7.4%, excluding the operations of Point Plastics and The KippGroup. This increase is due primarily to increased sales by the Company's Porous Media Group of components for consumer applications, primarily household components.

     Cost of sales for the three and nine months ended March 31, 1999 increased 59.0% and 46.1% to $13,694,000 and $36,513,000, respectively, from $8,615,000 and $24,986,000 in the comparable prior year periods. This increase was primarily attributable to the inclusion of the operations of Point Plastics and The KippGroup. As a percent of net sales, cost of sales for the three months ended March 31, 1999 increased to 54.6% from 52.4%, due principally to lower margin sales of the KippGroup, for which there was no comparable sales in the prior period. For the nine months ended March 31, 1999, cost of sales as a percentage of sales decreased to 53.1% from 53.5% in the comparable year prior period principally due to improvements in manufacturing efficiency, partially offset by lower margin sales of the KippGroup.

     Selling, general and administrative expenses for the three and nine months ended March 31, 1999 increased 51.4% and 53.8% to $10,571,000 and $31,890,000, respectively, from $6,983,000 and $20,735,000 in the comparable prior year periods. This increase included (i) a write-off associated with the Company's healthcare electronic commerce business ("CareInsite") of $2,381,000 for the nine months ended March 31, 1999, related to components of our existing software which were deemed duplicative and obsolete and had no alternative future use with the functionality obtained through the license of several components of Cerner's technology, (ii) an increase of $1,638,000 and $2,990,000 for the three and nine months ended March 31, 1999, respectively, related to CareInsite which were primarily related to research and development expenses, and (iii) $2,213,000 and $4,367,000 for the three and nine months ended March 31, 1999, respectively, related to Point Plastics and The KippGroup for which there were no comparable amounts for the prior periods. Excluding the items above related to CareInsite, as a percent of net sales, selling, general and administrative expenses for the three and nine months ended March 31, 1999 decreased to 35.6% and 38.6%, respectively, from 42.5% and 44.4% in the comparable prior year periods principally due to increased sales which were not proportionately offset by expenses, since these expenses do not vary directly with sales.

     The Company recorded $2,500,000 in litigation charges for the three and nine months ended March 31, 1999, related to its ongoing defense against assertions that it violated certain agreements with Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C.

     Interest and other income, net of interest expense for the three and nine months ended March 31, 1999 decreased by $904,000 or 30.0% and $2,293,000 or 24.8%, respectively, over the comparable prior year periods due to (i) a decrease in funds available for investment primarily due to the payment of the cash portion of the purchase price for Point Plastics, (ii) declining yields in the Company's investment portfolio resulting from the reinvestment of maturing or redeemed securities at lower rates and (iii) the repurchase of $5,500,000 face amount of Convertible Debentures which resulted in a $600,000 pre-tax gain during the nine month period ended March 31, 1998 for which there is no comparable amount in the nine months ended March 31, 1999. The Company's investments consist primarily of U.S. Treasury Notes and Federal Agency Notes.

     The effective tax rate for the three and nine months ended March 31, 1999 increased to 43.9% and 52.8%, respectively, from 38.3% and 39.7% in the comparable prior year periods due to (i) the increase in selling, general and administrative expenses of CareInsite for which the Company currently records no state tax benefit and (ii) the amortization of intangible assets from the Point Plastics acquisition for which no tax benefit will be recognized.

Capital Resources and Liquidity:
-------------------------------

     Cash, cash equivalents and marketable securities decreased by $22,965,000 to $294,742,000 during the nine months ended March 31, 1999 principally due to the cash portion of the purchase price for Point Plastics.

     As a result of the continuing efforts in developing CareInsite, the Company expects to incur significant research and development expenditures in connection with this business until the products and services are successfully developed and marketed. Excluding the write-off of $2,381,000 of previously capitalized software to selling, general and administrative expenses during the nine months ended March 31, 1999, the Company incurred internal expenditures of approximately $12,459,000 and expenditures related to the acquisition of third party software of approximately $6,007,000 related to the development of CareInsite. The Company believes that its cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of its business, including the research and development expenditures noted above.

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

                                               Fiscal Years
                                              (in thousands)

                             1999   2000   2001      2002     2003   Thereafter
                           ------   ----   ----   -------   ------   ----------
Assets
------
Cash equivalents:
 Fixed rate..............  45,893      -      -         -        -            -
 Average interest rate...    4.78%     -      -         -        -            -
Short term investments:
 Fixed rate..............  12,000    674      -         -        -            -
 Average interest rate...    6.17%  5.35%     -         -        -            -
Long term investments:
 Fixed rate..............       -      -      -   119,800   46,040       69,840
 Average interest rate...       -      -      -      6.41%    6.05%        5.97%
Total investment
  securities.............  57,893    674      -   119,800   46,040       69,840
 Average interest rate...    5.07%  5.35%     -      6.41%    6.05%        5.97%
Long term debt:
 Fixed rate..............     255    923    758       494    6,912      160,548
 Average interest
   rate..................    8.66%  8.64%  8.66%     8.70%    6.37%        5.03%

Year 2000
---------

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries for the year in the date code field. These systems and software products will need to accept four digit year entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. The Company has made a preliminary assessment of the Year 2000 readiness of its information technology systems, including the hardware and software that enable it to develop and deliver its healthcare electronic commerce products as well as its non-information technology systems. The Company's assessment plan consists of:

     . quality assurance testing of its internally developed proprietary software;

     . contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to developing the Company's healthcare electronic commerce network;

     . contacting vendors of material non-IT systems;

     . assessment of repair or replacement requirements;

     . repair or replacement; and

     . implementation.

     The Company has been informed by its vendors of material hardware and software components of its IT systems that the products used by the Company are currently Year 2000 compliant. The Company has also been informed by its non-IT system vendors that the products used by it are currently Year 2000 compliant. The Company expects conversion of the manufacturing related IT systems to be completed and fully tested by June 30, 1999. For manufacturing related non-IT systems, all significant microprocessor-embedded production equipment has been upgraded and the Company believes it is Year 2000 compliant.

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

     Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent developing a Year 2000 compliant healthcare electronic commerce channel.

     The Company is not currently aware of any Year 2000 compliance problems relating to its information technology or non-information technology systems that it believes would have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will not discover Year 2000 compliance problems that will require substantial revisions to its systems, products or services. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material information technology and non-information technology systems will not need to be revised or replaced, all of which could be time consuming and expensive. Any failure to fix the Company's information technology systems or to replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, there can be no assurance that physicians, payers, suppliers, Internet access companies, third-party service providers, vendors, business partners and others outside the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the Company's control, such as a prolonged Internet or communications failure, which could also prevent the Company from delivering its services to customers, decrease the use of the Internet or prevent users from accessing its service. Such a failure could have a material adverse effect on the Company's business, results of operations and financial condition. Also, a general Year 2000 systemic failure could require healthcare companies to spend large amounts of money to correct any such failures, reducing the amount of money that might otherwise be available to be spent on services such as ours.

     Contingency plan. The Company continues to assess and test its systems for Year 2000 compliance.

Also, contingency plans have been developed for system failure, service disruption and data corruption issued due to Year 2000 problems.

          The Company's statements regarding its Year 2000 project constitute forward looking statements. As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of the Year 2000 on the operations of the Company could differ materially from the Company's expectations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On February 18, 1999, Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. filed a complaint in the Superior Court of New Jersey against the Company, CareInsite, Martin J. Wygod, Chairman of the Company and CareInsite, and three officers and/or directors of the Company and CareInsite, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, CareInsite and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company, CareInsite and the individual defendants from conducting the Company's healthcare electronic commerce business and from soliciting Merck-Medco's customers. The Synetic and Wygod agreements provide an expiration date of May 24, 1999. Mr. Suthern's, Mr. Mele's and Mr. Holstein's agreements expire in December 1999, March 2000 and September 2002, respectively.

     A preliminary injunction hearing was held on March 22, 1999. On April 15, 1999, the Superior Court denied the application for preliminary injunction filed by Merck and Merck-Medco. The Company believes that Merck's and Merck-Medco's positions in relation to it, CareInsite and the individual defendants are without merit and the Company intends to vigorously defend the litigation. However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

       Exhibit No.              Description
       -----------              -----------

            27                  Financial Data Schedule


     (b) The Company filed a current report on Form 8-K dated February 5, 1999, regarding assertions by Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. that the Company and certain of its officers and directors are in violation of certain non-competition and other agreements with Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C.

          The Company filed a current report on Form 8-K dated February 26, 1999 regarding a settlement reached in relation to the civil action brought against Roger Licht by the Securities and Exchange Commission.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYNETIC, INC.



                                        /s/ James R. Love
                                        -------------------------------
                                        James R. Love
                                        Executive Vice President and
                                        Chief Financial Officer



                                        /s/ Kirk G. Layman
                                        -------------------------------
                                        Kirk G. Layman
                                        Senior Vice President - Finance
                                        and Chief Accounting Officer



Dated: May 7, 1999