Form 10-K
period 1999-06-30
MEDICAL MANAGER CORP/NEW/
filed 1999-09-28
CIK 850436

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

                        Commission file number 0-17822

                          MEDICAL MANAGER CORPORATION
                       (formerly known as Synetic, Inc.)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock (based on the last sale price of registrant's voting stock on the NASDAQ National Market System on September 21, 1999 and, for the purpose of this computation only, the assumption that all of the registrant's directors and executive officers are affiliates) held by non-affiliates of the registrant was approximately $1,464,861,000.

     The number of shares of registrant's Common Stock, $.01 par value, outstanding at September 21, 1999 was 34,912,263.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 1999 Annual Meeting of Stockholders is incorporated by reference into Part III.

                                     PART I


Item 1.   Business.

                                 INTRODUCTION

     Medical Manager Corporation, formerly known as Synetic, Inc., is a Delaware corporation and was incorporated in 1989. Its principal offices are located at 669 River Drive, Elmwood Park, New Jersey 07407-1361, and its telephone number is (201) 703-3400. As used herein, the "Company" means Medical Manager Corporation and its subsidiaries, except where the context otherwise requires.

     During the fiscal year ended June 30, 1999, the Company was engaged in two principal business activities, healthcare electronic commerce, or e-commerce, and plastics and filtration technologies. The Company's healthcare e-commerce business, which is carried on through CareInsite, Inc. and is referred to in this report as "CareInsite," is in the development stage and intends to provide an Internet-based healthcare electronic commerce network for interactive use by physicians, payers, suppliers and patients. CareInsite completed an initial public offering of its stock and became a publicly traded company on June 16, 1999. As of September 21, 1999, the Company owns approximately 72.1% of the outstanding Common Stock of CareInsite. The Company's plastic and filtration technologies business, which is referred to in this report as "Porex," designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial, and consumer applications. For financial information about each of the Company's businesses, see Note 14 to the Consolidated Financial Statements included in this report.

     The Company changed its name from Synetic, Inc. to Medical Manager Corporation on July 23, 1999, after the close of its fiscal year ending June 30, 1999, upon the completion of its acquisition of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation), a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations and other providers of health care
services in the United  States.     Through this acquisition the Company has
become engaged in a third principal business activity, the continued development and provision of comprehensive physician practice management information systems to providers of healthcare services through its physician
practice management information systems business.   The Company's physician
practice management information systems business is referred to in this report
as "Medical Manager Health Systems."    Although the operations of Medical
Manager Health Systems were not part of the operations of the Company during its fiscal year ended June 30, 1999, the information regarding Medical Manager Health Systems is included in this report due to the materiality of the acquisition of Medical Manager Health Systems. Supplemental financial statements reflecting the acquisition of Medical Manager Health Systems are contained on pages F-34 through F-70 of this report.

     The Company maintains an acquisition program and intends to concentrate its acquisition efforts in businesses which are complementary to the Company's principal business activities. This emphasis, however, is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other healthcare-related businesses or in other industries. The Company's acquisition program could result in a substantial change in the businesses, operations and financial condition of the Company. No assurance can be given that the Company will succeed in consummating any acquisitions or that the Company will be able to successfully manage or integrate any business that it acquires. The future growth of the Company will depend in part on its ability to consummate one or more such acquisitions and to operate such businesses successfully.

     For a description of risks inherent in the businesses of the Company and the Company's acquisition program, see "--Risk Factors," below.

               DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company, CareInsite, Medical Manager Health Systems, Porex, or the Company's management, or the management of any of the Company's businesses, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks may include product demand and market acceptance risks, the feasibility of developing commercially profitable Internet healthcare services, the effect of economic conditions, user acceptance, the impact of competitive products, services and pricing and product development, commercialization and technological difficulties, outcome of litigation and other risks described elsewhere herein including those set forth in "--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.



                    HEALTHCARE ELECTRONIC COMMERCE BUSINESS

     CareInsite is developing and intends to provide an Internet-based healthcare electronic commerce network for interactive use by physicians, payers, suppliers and patients. CareInsite intends to market a comprehensive set of transaction, messaging and content services to physicians, to payers such as managed care organizations and pharmacy benefit managers, or PBM's, to suppliers such as pharmacies and clinical laboratories, and to patients. CareInsite's system is comprised of a network of computers, related equipment and application software that uses the Internet to link the key participants in the healthcare industry. CareInsite expects that the CareInsite system will facilitate a broad range of healthcare transactions, such as enabling a physician to order prescriptions and lab tests and to verify a particular patient's eligibility for treatment under his or her healthcare plan, and will facilitate medical claims processing, compiling medical data and informing physicians of particular patient histories. Physicians and their patients will be able to use a web browser to access relevant clinical, administrative and financial information of payers and suppliers through the CareInsite system to make more informed healthcare decisions. CareInsite believes its integration of payer-specific rules and healthcare guidelines with patient-specific information at the point of care will improve the quality of patient care, lead to more appropriate use of healthcare resources, gain compliance with benefit plan guidelines and control healthcare costs.

     On December 24, 1996, the Company acquired Avicenna Systems Corporation, a privately held, development stage company that marketed and built Intranets for managed healthcare plans, integrated healthcare delivery systems and hospitals. The acquisition of Avicenna marked the inception of the Company's healthcare electronic commerce business. On January 23, 1997, the Company acquired CareAgents, Inc. ("CareAgents"), a privately held, development stage company engaged in developing Internet-based clinical commerce applications. On November 24, 1998, the Company formed Synetic Healthcare Communications, Inc., which was subsequently renamed CareInsite, Inc. On January 2, 1999, the Company contributed the stock of CareAgents to Avicenna. Concurrently, Avicenna contributed the stock of CareAgents and substantially all of Avicenna's other assets and liabilities to CareInsite.

     On June 16, 1999, CareInsite completed the initial public offering of 6,497,500 shares of its common stock. The net proceeds of the offering were $106,446,000.

CareInsite is developing and intends to provide a broad range of healthcare electronic commerce services which will leverage Internet technology to improve communication among physicians, payers, suppliers and patients. The provision of services using Internet technology in the healthcare electronic commerce industry is subject to risks, including but not limited to those associated with competition from existing companies offering the same or similar services, uncertainty with respect to market acceptance of CareInsite's services, rapid technological change, development risks, management of growth and minimal previous record of operations or earnings. For additional description of the risks inherent in the business of CareInsite, see "Risk Factors - Risks Inherent in the Business of CareInsite" below.

CAREINSITE SERVICES

        CareInsite intends to utilize the Internet to provide a broad array of browser initiated healthcare e-commerce solutions which facilitate the confidential, on-line exchange of healthcare information for all constituents in the healthcare industry. For a description of factors relevant to the healthcare e-commerce industry see "--Industry Background" below. CareInsite's healthcare e-commerce services will include the transaction, content and messaging services described below.

        Transaction Services. CareInsite's transaction services include prescription, laboratory and managed care communication services. CareInsite's prescription and laboratory communication services are focused primarily on assisting physicians to more efficiently support diagnoses and plan, prescribe and follow treatment, consistent with payer guidelines. CareInsite's managed care communication services are focused on automating the telephonic and paper processes physicians and payers conduct in order to verify coverage and reimbursement, process medical claims, and manage patient access to procedures and providers. CareInsite believes that significant market opportunities exist for these services given the size of such markets and the potential for improved efficiencies.

        Prescription Communication Services. CareInsite's prescription communication services, called RxInsite, are targeted to physicians and their patients, pharmacy benefit managers, pharmacies and payers. While communication of payer pharmacy benefit manager rules to the pharmacy at the point of dispensing through existing electronic data interchange has yielded substantial administrative savings, payers and pharmacy benefit managers need an efficient means to communicate their rules to physicians at the point of care in order to further control drug expenditures and improve the quality of care. CareInsite believes that payers and pharmacy benefit managers may realize significant savings through greater prescribing of generic drugs, increased use of preferred formulary drugs, and greater compliance with best clinical practices and treatment guidelines. Since no single payer or pharmacy benefit manager typically represents a majority of a physician's patients, these organizations need a common network to communicate with physicians.

        CareInsite's RxInsite services will provide physicians the ability to write prescriptions in the context of patient medication histories and payer clinical rules. As a result, they can improve patient care, reduce potentially harmful drug interactions, lessen the number of telephone calls from payers and pharmacies, and improve patient satisfaction. Payers and pharmacy benefit managers who use CareInsite's services may gain the ability to communicate to the physician through the CareInsite system their patients' dispensed medication histories, drug utilization review results, formulary and treatment guidelines. As a result, payers may realize the savings and improvement in patient care that accompany compliance with their guidelines. Pharmacies may reduce administrative costs as prescriptions are clarified and corrected before they are submitted to the pharmacy for dispensing.

        Laboratory Communication Services. CareInsite's laboratory communications services are targeted to physicians and their patients, payers and clinical laboratories. These services will facilitate the electronic transmission of laboratory orders and results between the physician and the clinical laboratory. This will enable the physician to order diagnostic tests online from the clinical laboratory within the context of a specific patient's lab coverage. In a managed care environment, payers are seeking to ensure quality of patient care and to minimize overall healthcare costs by eliminating unnecessary or redundant tests and establishing testing protocols. Similarly, clinical laboratories, managing deep discount and capitation contracts, are seeking to provide care as efficiently and appropriately as possible. These services will provide payers the ability to communicate payer-specific information and treatment guidelines, which CareInsite believes will lead to significant reductions in test costs. Clinical laboratories also are expected to gain the ability to obtain significant savings through process automation of the orders and results process. Moreover, CareInsite believes that they will be able to more effectively manage payer rules, minimize costs under capitation contracts and reduce the incidence of overdue payments and bad debt.

        Managed Care Communication Services. CareInsite's managed care communication services are comprised of a comprehensive set of administrative and financial network services as described below, and are designed to gain authorization from payers for procedures, visits and referrals to network physicians and providers and to facilitate reimbursements.

            .      Claims Services. Healthcare claims are the most commonly
            communicated transactions between physicians and payers today. CareInsite's claims services are designed to allow physicians to submit claims to payers for payment, inquire as to the status of claims previously submitted and receive electronic remittance advice which provides payment information as well as an explanation of the settlement of the related claim. CareInsite's claims services will reduce administrative paperwork, resulting in savings for payers, and expedite the reimbursement process, which are intended to result in lower average number of outstanding accounts receivable days for physicians.

            .      Eligibility Services.  Verification as to whether services rendered to a patient are eligible for reimbursement is the most basic of e-commerce applications, but one which is largely provided today via telephone and fax. Given the proliferation of managed care organizations and the increasing complexity of their rules and guidelines, CareInsite believes that there will be an increasing demand for timely and accurate electronic eligibility determination. Through these services, physicians will benefit by being able to verify the terms of reimbursement prior to providing services to the patient. Payers will benefit by being able to eliminate the cost of processing claims and paying for claims from ineligible patients.

            .      Referral and Pre-Certification Authorization Services.
            Referral authorization transactions facilitate physician-to-physician referrals by providing the physician with the payer's referral rules at the point of care. Pre-certification authorization transactions involve the determination as to whether a patient can be pre-certified for hospitalization or in-hospital procedures. These services will reduce the incidence of referral or pre-certification errors, which thereby reduce unauthorized treatment.

        Content Services. CareInsite's content services will provide physicians and their patients with online access to both medical reference material and the private content unique to payers. CareInsite licenses publicly available content resources, including medical databases and other general reference material. CareInsite intends to contract with payers to provide through the CareInsite system their content, benefit plan information, provider directories, formularies, policies and procedures, treatment guidelines and other patient education and wellness information, in an indexed and easily searchable format. CareInsite believes its services will be differentiated from its competitors in its ability to integrate content into its messaging and transaction applications in order to provide physicians and their patients with the requisite context for informed decision making.

        Messaging Services. CareInsite's messaging services will provide physicians and their patients with online access to payer and supplier specific inquiries, alerts and advisories as well as e-mail and broadcast messaging applications. Messaging applications facilitate communication between physicians, payers, suppliers and patients. In particular, messaging applications are intended to simplify time consuming processes for the physician and patient. Prescription messaging applications include prescription renewal and interchange programs which automate telephonic processes between patients, physicians and pharmacies. Laboratory messaging programs will provide the ability to not only view results, but also order subsequent tests as suggested by payer rules and treatment guidelines. CareInsite believes its services will be differentiated from its competitors in CareInsite's ability to integrate messaging into its transaction applications.

INDUSTRY BACKGROUND

       Healthcare expenditures in the United States totaled approximately $1.0 trillion in 1996, representing a 6.7% compound annual increase since 1990. Increases in healthcare costs have been driven principally by technological advances in the healthcare industry and by the aging of the population, as older Americans utilize more healthcare resources on a per capita basis. This increasing trend in aggregate healthcare costs is expected to continue.

       In the past 15 years, the U.S. healthcare industry has undergone significant changes. Among the most significant of these changes has been a shift away from fee-for-service indemnity plans into health maintenance organizations, or HMOs, and other managed healthcare benefit plans. These payers have used a variety of managed care techniques to control administrative costs including, but not limited to, lowering reimbursement rates, shifting costs from payers to patients, restricting coverage for services, limiting access to a select group of providers, negotiating discounts with healthcare providers, case management functions, and shifting the economic risk for the delivery of care to providers through alternative reimbursement models, such as capitation and risk pools. While these techniques have been initially helpful in controlling healthcare costs, CareInsite believes that these techniques have over time become less effective in reducing costs.

       CareInsite believes that future healthcare cost management is increasingly dependent upon compliance with benefit plan guidelines designed to promote the appropriate use of healthcare resources and adherence to best clinical practices to improve the quality of care and control patient care costs. CareInsite believes payers are unlikely to gain compliance with these guidelines and practices without an efficient channel of communications to their affiliated physicians. Today, electronic communication among the physician, payer and supplier is typically limited to administrative transactions. These communications typically occur at specified times of day, usually several hours after medical care has been given or treatment has been prescribed. CareInsite believes that compliance with benefit guidelines can be better achieved through Internet-based healthcare e-commerce systems that enable real time communication at the point of care of clinical information as well as basic administrative and financial information.

       The dramatic growth of the Internet as an important new medium to collect and distribute information, communicate, interact and engage in commerce has emerged as a way to overcome the historical technical barriers for connecting the participants in the fragmented healthcare industry. These technical barriers are diminishing as:

                . universal, low-cost Internet access is replacing private networks;

                . common navigation via browser technology is replacing proprietary desktop client software; and

                . the Internet's open architecture is providing a solution for integrating existing computer systems.

     Factors influencing healthcare's core constituents

  CareInsite believes the healthcare industry's core constituents -- physicians, payers, suppliers and patients -- will benefit from timely access to patient-specific information and payer content, such as benefit plan rules and care guidelines. CareInsite believes that the CareInsite system will aid in reducing the complexity of administration, increase compliance with benefit plan guidelines, secure appropriate use of healthcare resources and improve the quality of patient care.

        Physicians.   Physicians are confronted with a proliferation of health
plans, each of which has complex clinical, administrative and financial rules and guidelines relating to matters such as eligibility for prescriptions, lab tests, referrals and follow-up visits, scope of coverage and co-payments. These complex rules and guidelines require administrative personnel to spend significant time navigating the cumbersome administrative procedures of a large number of health plans often after the medical care has been given or prescriptions or referrals have been written. This complexity has created demand for real-time information exchange across all patients and all payers to streamline cumbersome and time-consuming clinical and administrative processes.

        Payers.   Payers, such as health maintenance organizations and pharmacy benefit managers, are finding less incremental value in the historical levers of managed care. In order to stem the unabated growth in healthcare costs, managed care plans must do more than automate the administrative and financial processes that govern the provision of services and the payment of claims. While administrative costs account for approximately 15% of annual healthcare expenditures, it is the cost of care itself, approximately 85% of annual healthcare expenditures, which primarily drives the growth in healthcare expenditures. CareInsite believes that compliance with benefit plan guidelines that promote more efficient use of healthcare resources and adherence to best practices will result in cost reductions and improvements in the quality of care. Payers are seeking an efficient channel to communicate their benefit plan rules and care guidelines to physicians at the point of care in order to realize savings.

        Suppliers.   Pharmacies, clinical laboratories and other suppliers are
being forced to become increasingly efficient in managing their business as managed care organizations have negotiated significant reductions in price and demanded measurable improvements in quality. Pharmacies continue to incur substantial inefficiencies in the process of managing orders with physicians and patients. CareInsite believes that as many as ten percent of the nation's approximately 2.8 billion annual prescriptions require telephone intervention between the pharmacist and patient or physician. CareInsite also believes that fewer than 20% of laboratory orders and/or results in the ambulatory care environment are submitted or transmitted through electronic systems. Physicians have been slow to adopt these systems because they are proprietary in nature and are usually limited to results reporting. Consequently, clinical laboratories incur unnecessary administrative costs associated with processing and reporting orders and also incur significant losses related to tests for which reimbursement is not authorized.

        Patients.   As the payer exerts increasing influence over plan design, service coverage, and provider access, patients are demanding ever more objective measures of quality and cost. This is evidenced by the unprecedented demand for healthcare information on the Internet, confirming both the absence of information from traditional sources, and a desire for additional sources of objective, credible and trustworthy information.


STRATEGIC RELATIONSHIPS

        THINC. CareInsite currently provides services to The Health Information Network Connection LLC, referred to as THINC, an entity founded in 1996 by several major managed care organizations in the New York metropolitan area to facilitate the confidential exchange of healthcare information. Pursuant to a services agreement with THINC, CareInsite, among other things, manages THINC's operations and will make a comprehensive suite of healthcare e-commerce services available to the New York metropolitan area's more than 40,000 physicians. CareInsite believes that its relationship with THINC in New York will serve as a springboard for launching its services on a national basis. As part of this relationship, CareInsite also acquired an ownership interest of approximately 20% in THINC in exchange for $1,500,000 in cash and a warrant to purchase an aggregate of 4,059,118 shares of common stock of CareInsite. Charges for CareInsite's management services during fiscal year 1999 to THINC were approximately $993,000.

        Cerner. In January 1999, CareInsite entered into a strategic relationship with Cerner Corporation ("Cerner"), a publicly traded corporation that is a leading supplier of clinical and management information systems to more than 1,000 healthcare organizations worldwide. Through this relationship, CareInsite has a perpetual, royalty-free license to certain of Cerner's technology, which was obtained by CareInsite in exchange for 12,437,500 shares of CareInsite's common stock. Cerner's technology consists of the clinical and administrative information technology contained in Cerner's Health Network Architecture ("HNA"), including their HNA Millennium Architecture, for use in the CareInsite system. Cerner has agreed that CareInsite will be its exclusive vehicle for providing a full suite of healthcare e-commerce services that connect physicians' offices with managed care organizations, PBMs, clinical laboratories, pharmacies and other providers. Cerner has also agreed to market CareInsite's services to its customers. As of June 30, 1999, Cerner owned 18.7% of CareInsite's outstanding common stock.

        Medical Manager Health Systems. CareInsite has an agreement with Medical Manager Health Systems, under which CareInsite will be the exclusive provider of certain network, web hosting and transaction services to Medical Manager Health Systems. Medical Manager Health Systems is a leading provider of comprehensive physician practice management information systems that address the financial, administrative and clinical practice needs of physicians. Medical Manager Health Systems' practice management information systems support a physician base estimated at more than 130,000 in more than 25,000 medical practices nationwide. Medical Manager Health Systems has a distribution network of independent and company-owned offices with almost 2,000 sales and technical support personnel who provide service, training and support to physician offices in major markets in the United States. CareInsite intends to provide its healthcare e-commerce services to Medical Manager Health Systems' physician base by integrating those services into Medical Manager Health Systems' physician practice management systems. CareInsite intends to use Medical Manager Health Systems' sales and support network as a platform from which to distribute, install and support CareInsite's transaction, messaging and content services to Medical Manager Health Systems' physicians. See "-- Physician Practice Management Information Systems Business-- Relationship Between Medical Manager Health Systems and CareInsite."

        Horizon. In June, 1999, CareInsite entered into a five and one-half year agreement with Horizon Blue Cross Blue Shield of New Jersey ("Horizon") to provide online prescription, laboratory and managed care communication services. In connection with this transaction, among other things, CareInsite issued to Horizon a warrant to purchase an aggregate of 811,824 shares of common stock of CareInsite.

        AOL. On September 15, 1999, CareInsite entered into a strategic alliance with America Online, Inc. ("AOL") for CareInsite to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based brands Netscape, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies, and labs. Under the agreement, CareInsite and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Through this arrangement, AOL Members will have access to CareInsite's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan-approved prescriptions, view lab results, review claims status, receive explanation of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. CareInsite and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, CareInsite has agreed to make $30,000,000 of guaranteed payments to AOL.

        Under a separate agreement entered into in September 1999, AOL purchased 100 shares of newly issued CareInsite convertible redeemable preferred stock ("Preferred Stock") at a price of $100,000 per share, or $10,000,000 of Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of the CareInsite's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) subject to certain antidilution protections and (ii) a warrant exercisable for the same number of shares of CareInsite's common stock, or 2,030.5 shares, at a price of $49.25 per share subject to certain antidilution protections. In the event that AOL elects to convert the 100 shares of Preferred Stock it purchased in September 1999, it would receive 203,046 shares of CareInsite's common stock and a Warrant exercisable into an additional 203,046 shares at $49.25 per share. Prior to March, 2002, AOL has the right to require CareInsite to redeem the Preferred Stock in whole at $100,000 per share in the event of a change of control of CareInsite. The Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the Preferred Stock unless CareInsite declares a dividend on its common stock.

    CareInsite intends to continue to pursue other strategic relationships, including customer/vendor agreements, joint ventures and acquisitions. CareInsite believes that making strategic acquisitions and developing strategic industry relationships will enhance its ability to penetrate additional markets through new distribution channels and develop and provide additional services.


STRATEGY

Provide transaction, messaging and content services responsive to the needs of physicians and their patients

    CareInsite intends to provide physicians with transaction, messaging and content services. These services are intended to complement the clinical work flows and existing computer systems of the physician office environment. CareInsite's prescription, laboratory and managed care communication services respond to the physician's need to provide patient care consistent with payer guidelines. Specialized messaging services provide the office staff with alert and advisory applications, which facilitate patient treatment compliance, prescription renewals and laboratory ordering and results and automate time consuming paper and telephonic processes. Content services, in the form of indexed and searchable directories and databases, provide physicians with convenient access to payer-specific information and general medical reference material. Together, these services provide the context for informed decision making.

    CareInsite also intends to provide patients with transaction, messaging and content services which are complementary to those services provided to physicians. These services respond to the needs of patients to participate in the management of their health care by enabling them to communicate online with their physicians, health plans, pharmacy benefit managers, pharmacies and labs and with pharmaceutical companies. These services, among other things, will provide patients with convenient access to provider and sponsor directories, drug information, and lab results, explanations of benefits, patient education materials, plan policies and procedures, and plan enrollment information.

    CareInsite's services are designed to work for all payers and suppliers, since physician adoption requires services which work for virtually all patients. CareInsite's strategy, by definition, is to remain "content-neutral." In other words, CareInsite does not intend to create its own content for physicians --this is the role of its payers and suppliers. Rather, CareInsite contracts with payers and suppliers to transmit their content in the form of clinical, administrative and financial guidelines over its network and display these rules, in the form of alerts, advisories and annotations, to the physician at the point of care.

Contract with key payers and suppliers to make patient-specific rules available to physicians

    CareInsite's marketing strategy is to contract with the managed care organizations, pharmacy benefit managers, pharmacies and clinical laboratories who benefit from the automation of specific clinical, administrative or financial processes. Payers define the rules that govern the course of care available to patients, and contract with physicians and suppliers to meet specific cost and quality standards. Suppliers respond to physician orders, dispensing prescriptions and conducting laboratory tests. By integrating patient-specific information with benefit plan and supplier specific rules through the CareInsite system at the point of care, CareInsite believes these institutions will realize administrative and medical resource savings, improved patient care and more appropriate resource utilization.

    CareInsite has contracted with each of Empire Blue Cross and Blue Shield, Group Health Incorporated and HIP Health Plans, the payer participants in THINC, to provide CareInsite's prescription and laboratory communication services. CareInsite has also entered into contracts with each of National Prescription Administrators (NPA) and Caremark, Inc., pharmacy benefit managers, to provide CareInsite's prescription communication services. In addition, CareInsite has contracted with Prudential HealthCare, a payer, to provide managed care communication services and with Horizon Blue Cross Blue Shield of New Jersey, a payer, to provide prescription, laboratory and managed care communication services.

Maximize distribution to physicians with high transaction volumes

    CareInsite's distribution strategy is to target the high-volume physicians who account for the majority of transactions. CareInsite works closely with payers and suppliers to identify these physicians. In addition, CareInsite works closely with providers of desktop software to physicians. CareInsite's strategy is to complement, rather than compete with, vendors who market and provide software and network services to physicians. CareInsite intends to contract with these vendors, such as Medical Manager Health Systems, Cerner and THINC, to gain distribution of its services. CareInsite intends also to provide physicians with direct access to its networks, as well as indirect access via links from other web portals. CareInsite's primary sales vehicle is its direct sales force, which targets groups of physicians.

    As part of the THINC agreement, CareInsite is responsible for maximizing adoption of these services by the New York metropolitan area's 40,000 physicians. Each of THINC's founding payers is responsible for providing CareInsite with a list of target physicians, and taking appropriate steps to ensure that physicians understand and use the services. To maximize distribution, CareInsite has entered into a marketing agreement with Greater New York Hospital Association to market these services to its hospital members. CareInsite has entered into a distribution agreement with Cerner for integrating CareInsite's services into Cerner's physician desktop software.

SALES AND MARKETING

     CareInsite's sales and marketing efforts are focused upon four target audiences:

     .    payers, including pharmacy benefits managers;

     .    suppliers, including clinical laboratories and pharmacies;

     .    physicians, including physician practice management groups; and

     . business development partners, including physician software and network service vendors.


     CareInsite's key objectives are to maximize the number of physicians utilizing the service, maximize the number of patient lives covered by participating payers and pharmacy benefit managers, and maximize the number of participating suppliers. CareInsite will market its services through multiple channels, including building on CareInsite's model in the greater New York area, working closely with payer and supplier customers to maximize physician enrollment, working with physician office management information systems vendors and hospital information systems vendors and electronic data interchange networks, as well as through strategic relationships.

     Once contracts are in place, CareInsite's customer service strategies are essential to its ability to maximize physician use of its services and minimize payer and supplier attrition. CareInsite expects to provide toll free telephone support to physician and physician office staff members seven days a week, 24 hours per day. CareInsite intends to provide online resources and help functions which should facilitate solutions to most frequently asked questions. In addition to CareInsite's customer service center, CareInsite intends to provide account management services to its payer, supplier and distribution partners. These personnel provide implementation support to customers, and provide an ongoing channel of communication between CareInsite and its customers to ensure that CareInsite's services consistently meet customer needs.

        Physicians. CareInsite will market its services to physicians in several ways. Employing the target data from payer and supplier customers, CareInsite intends to employ a direct sales force to contract with large groups of physicians. In addition, CareInsite intends to adopt a strategy of complementing, rather than competing with, traditional providers of desktop software and network services to physicians, by pursuing marketing relationships with those vendors.

        Payers. CareInsite will contract with payers to maximize the number of patient lives accessible by participating physicians. CareInsite also intends to work closely with payers to maximize physician enrollment. Together, CareInsite will seek to identify groups of high volume physicians that represent the majority of potential transactions. In addition, CareInsite will work closely with payers to maximize physician adoption of these services.

        Suppliers. CareInsite will contract with clinical laboratories and pharmacies which represent the bulk of transaction volume on a local and national basis. CareInsite also intends to work closely with payer customers to identify and contract with the preferred clinical laboratories and pharmacies that comprise their managed care networks. In turn, CareInsite will work with these suppliers to maximize physician enrollment by identifying those physicians which represent the majority of their prescription and laboratory transactions.

TECHNOLOGY

        CareInsite's technology strategy is focused upon building and deploying the CareInsite system, which permits the integration of patient-specific information with payer-specific and other supplier-specific guidelines. The CareInsite system is intended to:

        . host or connect to multiple payer-specific or supplier-specific guidelines, such as procedure level eligibility, benefit plan coverage, formularies and order sets;

        . host or connect to patient-specific profiles, such as lab results or medication histories;

        . analyze an incoming request or order versus payer-specific or supplier-specific guidelines;

        . transmit payer-specific or supplier-specific annotations, alerts and advisories when the orders or requests are at variance with guidelines; and

        . transmit payer-specific or supplier-specific content and messages to authorized healthcare participants.



CareInsite believes its perpetual, royalty-free license to the Cerner technology will allow CareInsite to accelerate the building and deployment of the CareInsite system. This technology is central to the CareInsite system's ability to register and identify patients, house patient-specific information, analyze requests, and communicate payer rules in the form of alerts, advisories and annotation messages.

        The CareInsite system is comprised of a network of computers, related equipment and application software that uses the Internet to link the key participants in the healthcare industry. CareInsite expects that the CareInsite system will facilitate a broad range of healthcare transactions, such as enabling a physician to order prescriptions and lab tests and to verify a particular patient's eligibility for treatment under his or her health plan, and will facilitate medical claims processing, compiling medical data and informing physicians of particular patient histories.

    The CareInsite system is a comprehensive online transaction processing environment focused on the key physician oriented aspects of healthcare e-commerce. The CareInsite system is being designed to request, receive, rationalize, and present patients' clinical records, drug and medical reference content, treatment guidelines, and financial status and payer rules related to treatment preferences to the physician at the point of care. Underlying these processes are the capabilities to acquire, validate, and maintain patient-specific and plan-specific directories, house, and execute payer-specific and provider-specific rules, as well as to analyze and report results.

    The magnitude and complexity of the healthcare data model and rules engines required to establish precise, relevant communication among healthcare payers, providers, and eventually consumers at various points of care exceeds the development capability of start-up Internet-focused enterprises. CareInsite obtained a perpetual, royalty-free license to certain Cerner technology, which provides the foundation for CareInsite's transaction processing environment and which CareInsite believes will enable it to accelerate the roll-out of its services. CareInsite will also continue to leverage commercially available software, make acquisitions, create joint ventures with strategic partners and pursue internal software development.

    CareInsite's technological innovation is the integration of the licensed Cerner technology with the capability to deliver patients' health benefit rules at the point of care. CareInsite leverages Cerner's proven person-focused data model, its Master Patient Index supported by industry-leading patient matching procedures and a portfolio of Web-enabled clinical applications. These applications are currently accessed by more than 15,000 physicians who use them to support clinical workflow in the hospital and integrated delivery network environment. CareInsite builds upon the Cerner Health Network Architecture to create the CareInsite system, which provides the ability to communicate CareInsite's customers' benefit plan rules, such as prior authorization, treatment guidelines, formularies and plan specific order sets within physician's workflow at the point of care.

    The CareInsite system incorporates industry leading capabilities with respect to the following attributes:

    Compatibility. CareInsite's technology solution is being designed to work with virtually any physician's desktop system. The CareInsite system is designed to work from within either Microsoft's or Netscape's browsers. CareInsite works with vendors to integrate its transactions into physicians' workflow. CareInsite believes that many of its competitors will have difficulty interfacing with existing systems of multiple payers. The industry-wide challenge of building interfaces to integrate with providers' and payers' existing systems is significantly simplified because of Cerner's Interface Services, which include an application that supports the interfacing of computer applications and its library of foreign system interfaces that have been built, tested and are maintained to interact with over 1,000 healthcare provider and payer-based systems. CareInsite's system employs the licensed Cerner technology to provide access to information from servers it does not control or own by implementing open interface protocols and providing tools that simplify interface creation and data integration. Moreover, CareInsite's platform exploits Cerner's common data/process model, which uses new standards to seamlessly integrate functions into the workflow of client applications.

    Security. A security database defines the relationship among all elements in the system and maintains the required information to support all functions, including login, availability of data, user-privileges, user activity and inactivity monitoring, access control, transaction routing, billing, and error messages. The security database is being designed to address unauthorized disclosure of information, unauthorized modification of information, loss of data integrity, and denial of service. The CareInsite system employs a variety of techniques in order to provide a comprehensive and secure system, including 128-bit data encryption technology, firewall technology among all subnetworks throughout the system, and systems to immediately identify break-in attempts and automate lock-out if breaches are suspected. In addition, CareInsite's system builds upon the proven patient data security services of the Cerner systems.

    Scalability.   Scalability, the ability of a networked computer system to support an increasing number of system users without adversely affecting system performance, is inherent in the design and selection of software components for the CareInsite system. CareInsite's applications are designed to be used by thousands of physicians in a particular region of the country simultaneously. CareInsite'sapplications and data center are designed to be rapidly scaled to support all of CareInsite's users with rapid response times. The key software components of the CareInsite system have been tested and benchmarked to verify this scalability.

    Rapid Application Development. CareInsite's development of a single architecture, common data model, use of industry standards wherever available, and object-oriented approach to development is designed to maximize the speed with which thoroughly tested, complex healthcare applications can be brought to market. CareInsite uses a method of software development called "time-boxed incremental delivery life cycle model" for its software development, with certification and quality assurance processes for each delivery into CareInsite's service. Under this method, CareInsite provides new releases of its software at regular intervals.

    High Availability. CareInsite intends to maintain a highly reliable systems architecture operating in CareInsite's data center. The reliability is achieved by duplication of key components, including networking devices, networking and telecommunications connections and storage devices. In addition, high availability of these operations will also be assured through the use of:

    .    uninterrupted power supply equipment;

    .    building-independent cooling and environmental systems;

    .    automatic fail-over of critical network services; and

    . 24 hour a day monitoring of network connectivity, traffic, hardware and software status.

    CareInsite's data center will be in operation seven days a week, 24 hours a day.

    Disaster Recovery. While CareInsite believes its facilities and operations will include redundancy, back-up and security to ensure minimal exposure to systems failure or unauthorized access, a comprehensive and prudent disaster recovery plan will also be put in place. Incremental backups of both software and databases will be performed on a daily basis and a full system backup will be performed monthly. Backup tapes will be stored at an offsite location along with copies of schedules/production control procedures, procedures for recovery using an off-site data center, all off-site documentation, run books, call lists, critical forms and supplies. CareInsite also intends to maintain power backup throughout the enterprise should a power outage occur within the data center.

COMPETITION

    The market for healthcare e-commerce is in its infancy and is undergoing rapid technological change. Competition will potentially come from several areas, including traditional healthcare software vendors, electronic data interchange network providers, emerging e-commerce companies or others. Traditional healthcare software vendors typically provide some form of physician office practice management system. These include companies like Medic and IDX. These organizations primarily focus on the administrative functions in the healthcare setting. Electronic data interchange network providers and claims clearinghouses like Envoy, which was acquired by Quintiles Transnational, and National Data Corporation (NDC) provide connectivity to edit and transmit data on medical and pharmacy claims. These competitors offer services which may be competitive with CareInsite's healthcare e-commerce services. Companies like Healtheon, which recently entered into definitive agreements to merge with WebMD and to acquire

Med-E-America, and other emerging e-commerce companies offer a range of services which are competitive to CareInsite's services. Any organizations that create stand-alone healthcare software products may migrate into the healthcare e-commerce business. Due to a high degree of system and application interconnectivity, CareInsite believes that it will share common customers with many of these organizations. CareInsite also believes that, in most instances, CareInsite's services are incremental and complementary applications to the existing services offered by these companies. Some of CareInsite's competitors have services that are currently in operation. Some of CareInsite's competitors also have greater financial, technological and marketing resources than CareInsite. Further, some of CareInsite's competitors have entered into strategic relationships that make them more competitive, including Quintiles' acquisition of Envoy and Healtheon's plan to merge with WebMD.

      CareInsite believes its services have several advantages over the services offered by its competitors, several of which have services that are currently in operation. CareInsite believes that:

      . CareInsite's integration of payer-specific benefit rules and healthcare guidelines with patient-specific information at the point of care provides a unique ability to control the costs and improve the quality of healthcare;

      . CareInsite's management's experience in clinical process automation, healthcare transaction processing and benefit management enables CareInsite to design and implement a healthcare e-commerce network that is responsive to the needs of physicians, payers, suppliers and patients; and

      . The CareInsite system is being built with existing, well-proven software and system interfaces, including the licensed Cerner technology, that can be integrated with other healthcare information systems in an efficient and scalable manner.



GOVERNMENT REGULATION

      Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce CareInsite is developing. CareInsite believes, however, that these laws and regulations may nonetheless be applied to CareInsite's healthcare e-commerce business.

      Current laws and regulations which may affect the healthcare e-commerce industry relate to the following:

      .   confidential patient medical record information;

      . the electronic transmission of information from physicians' offices to pharmacies, laboratories and other healthcare industry participants;

      . the use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease;

      . health maintenance organizations, insurers, healthcare service providers and/or employee health benefit plans; and

      .   the relationships between or among healthcare providers.

    CareInsite expects to conduct its healthcare e-commerce business in substantial compliance with all material federal, state and local laws and regulations governing CareInsite's operations. However, the impact of regulatory developments in the healthcare industry is complex and difficult to predict. The Company makes no assurances that CareInsite will not be materially adversely affected by existing or new regulatory requirements or interpretations. These requirements or interpretations could also limit the effectiveness of the use of the Internet for the methods of healthcare e-commerce we are developing or even prohibit the sale of a subject product or service.

    Healthcare service providers, payers, and plans are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with CareInsite. Laws regulating health insurance, health maintenance organizations and similar organizations, as well as employee benefit plans, cover a broad array of subjects, including licensing requirements, confidentiality, financial relationships with vendors, mandated benefits, grievance and appeal procedures, and others. Laws governing healthcare providers, payers and plans are often not uniform between states, and could require CareInsite to undertake the expense and difficulty of tailoring CareInsite's business procedures, information systems, or financial relationships in order for its customers to be in compliance with applicable laws and regulations. Compliance with such laws could also interfere with the scope of CareInsite's services, or make them less cost-effective for CareInsite's customers.

    CareInsite and its customers and suppliers are subject to numerous federal and state laws and regulations that govern the financial relationships between entities in the healthcare industry. A federal law commonly known as the Federal Health Care Programs antikickback law, and several similar laws, prohibit payments that are intended to induce physicians or others either to refer patients or to purchase, order or arrange for or recommend the purchase of healthcare products or services, including laboratory services and pharmaceuticals. Another federal law, commonly known as the "Stark" law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. It is also possible that additional or amended federal and state laws, regulations or guidelines could be adopted in the future. There can be no assurance that CareInsite's present or future arrangements will not be challenged, required to be changed, or subject to sanctions under these laws. Any such challenge or change, including any related sanctions which might be assessed, could have a material adverse effect on the Company's operations, revenue and earnings.

    Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet are becoming more prevalent. Such laws and regulations have covered, or may cover in the future, issues such as:

    .  security, privacy and encryption;

    .  pricing;

    .  content;

    .  copyrights and other intellectual property;

    .  contracting and selling over the Internet;

    .  distribution; and

    .  characteristics and quality of services.

    Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for CareInsite's applications and services may be affected by additional regulation of the Internet. For example, until recently current Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could adversely affect the Company's business. Additionally, while CareInsite does not currently operate outside of the United States, the international regulatory environment relating to the Internet market could have an adverse effect on its business, especially if CareInsite should expand internationally.

    The growth of the Internet, coupled with publicity regarding Internet fraud, may also lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on CareInsite's business. The enactment of any additional laws or regulations in this area may impede the growth of the Internet, which could decrease the Company's potential revenues or otherwise cause its business to suffer.

    CareInsite is subject to extensive federal and state laws and regulations relating to the transmission, disclosure and use of confidential medical information, including, among others, the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration, state privacy and confidentiality laws, Medicare and Medicaid laws, state pharmacy laws, and Health Care Financing Administration standards for the Internet transmission of data. New laws and regulations governing confidential medical information may be adopted at both the state and federal level, including proposed regulations pursuant to the Health Insurance Portability and Accountability Act of 1996. The Secretary of Health and Human Services is promulgating rules governing the use and disclosure of individually identifiable healthcare information, in the event that Congress does not enact legislation on the subject. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, laws and regulations governing confidential medical information may restrict CareInsite's ability to conduct its business under certain circumstances or for certain purposes, or in a particular format, such as electronically.

    Other legislation currently being considered at the federal level could affect CareInsite's business. For example, the Health Insurance Portability and Accountability Act of 1996 also mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000, for healthcare information that is electronically transmitted, processed, or stored. CareInsite is designing its services to comply with these proposed regulations; however, these regulations are subject to significant modification prior to becoming final, which could cause CareInsite to use additional resources and lead to delays in order to revise its services. In addition, CareInsite's ability to electronically transmit information in carrying out business activities depends on other healthcare providers and payers complying with these regulations.


ENGINEERING, RESEARCH & DEVELOPMENT

          CareInsite is in its development stage and has incurred, and will continue to incur, costs associated with the development of its healthcare e-commerce business. During the fiscal years ended June 30, 1999, 1998, and 1997, CareInsite incurred $11,253,000, $4,159,000 and $7,505,000, respectively, of research and development expenses.

          PHYSICIAN PRACTICE MANAGEMENT INFORMATION SYSTEMS BUSINESS

        Medical Manager Health Systems is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. Medical Manager Health Systems develops, markets and supports The Medical Manager(R) practice management system, which addresses the financial, administrative, clinical and practice management needs of physician practices. The system has been implemented in a wide variety of practice settings from small physician groups to multi-provider independent practice associations and management service organizations,. These proprietary systems enable physicians and their administrative staffs to efficiently manage their practices while delivering quality patient care in a constantly changing health care environment. Since the development of The Medical Manager software in 1982, Medical Manager Health Systems' installed base has grown to over 25,000 client sites, representing more than 80 practice specialties. Medical Manager Health Systems believes that The Medical Manager system is the most widely installed physician practice management system in the United States.



PRODUCTS

        The Medical Manager software is an integrated practice management system encompassing patient care, clinical, financial and management applications. Due to its scalable design, The Medical Manager software is a cost-effective solution in a stand-alone or enterprise-wide environment. The Medical Manager system is designed to operate on a wide range of hardware platforms, from Intel-based computer systems for small and medium sized practices, to RISC-based systems, such as the IBM RS/6000 and Hewlett-Packard 9000, for larger practices. Its modular, fully integrated product portfolio allows clients to add incremental capabilities to existing information systems while minimizing the need for capital investments. The latest version of The Medical Manager software is Year 2000 enabled.

        The pricing of The Medical Manager system is a function of the number of modules purchased, the number of users per site, the number of practices, the operating system and the complexity of the installation. Hardware support, software support and services are priced separately from software products and are typically coordinated by the dealer.

        The Medical Manager system provides to physician practices a broad range of patient care and practice management features, including:

                               Core Application

        The Medical Manager Core Application includes base financial, clinical and practice management functions.

          Product                        Description
          -------                        -----------

     The Medical Manager Software      Provides accounts receivable, insurance
                                       billing, basic appointment scheduling and recalls, clinical history, financial history, referral of physician information, encounter form tracking, e-mail, office notes, hospital rounds and over 150 standard reports.

     MM Client                     A Graphical User Interface/Windows(R)-based
                                   Ultra-Thin Client user interface to The
                                   Medical Manager software connecting to either a UNIX or Windows NT(R) server.

                               Office Management

          The Medical Manager Office Management application automates the essential administrative tasks of a physician practice.


          Product                        Description
          -------                        -----------

     Automated Collections         Maintains notes, promise to pay dates, budget
                                   payments, next action to be taken indicators and prints collection letters; automates
                                   "tickler" system to alert the user when an account needs attention.

     Chart and X-Ray Locator       Tracks the location of a patient's medical
                                   and X-ray charts.

     Advanced Billing              Handles sophisticated billing needs.

     Custom Report Writer          Provides access to all data elements of The
                                   Medical Manager software; allows for the creation of user defined custom reports.

     Multiple Resource Scheduling  Includes multi-resource display, search and posting of scheduled appointments;
                                   coordinates the utilization of exam rooms and equipment and schedules of teams of physicians, nurses, therapists and others whose services are needed within a specific time sequence of one another.

     Patient Flow Tracking         Allows patient encounters to be tracked from
                                   the time the patient makes the appointment, through encounters in the waiting room, examination rooms, labs and other areas.

     Case Management System        Tracks all clinical events related to a
                                   specific case.

     Laser Form Generator          Encounter forms, prescriptions, insurance
                                   forms, patient bills and statement,
                                   referrals, letterheads, and other forms can be printed.

     Patient Advisory System       Allows the practice to locate and print
                                   patient education sheets on a variety of topics spanning many different medical specialities.

                            Electronic Connectivity

          Electronic Connectivity supports the electronic submission of claims to payors, and allows for the open exchange of information between various medical institutions as well as the transfer of administrative transactions to support managed care.

                      Product                 Description
                      -------                 -----------

     Hospital Information Link     A Data Merge tool that allows hospital
                                   interfaces to be written to local hospital requirements.

     HL7 Connectivity Engine       Allows users to provide real time demographic
                                   and encounter information to hospitals and other organizations (referred to as
                                   "Remotes") and queries the Remote's master patient index in order to retrieve data on existing patients.

     Electronic Data Interchange   An interface that provides connectivity for
                                   access to various insurance providers, third-party connectivity networks and other outside facilities; features include pre-authorization status, benefit eligibility, referral verification and rosters, as well as credit card and check approval.

     Electronic Claims             Supports direct electronic submission of
                                   claims to Medicare, Medicaid, commercial carriers and clearinghouses; expedites insurance payment turnaround time; verifies claims for accuracy and reports on submitted claims that have been accepted or rejected.

     Electronic Remittance         Used in combination with the Electronic
                                   Claims Module to electronically download
                                   Explanation of Benefits from Medicare or other claim centers and to post directly into patients' accounts.

                           Managed Care Applications

          Managed Care Applications allow physicians to contain costs and deliver a higher quality of care in the capitated environments.

                   Product                      Description
                   -------                      -----------

     Managed Care                  In addition to the managed care features
                                   offered in the base system, supports the full functions required to track incoming as well as outgoing referrals to facilities and specialists.

     Claims Adjudication           Fully integrated with the Managed Care
                                   module, provides full risk management
                                   capabilities, including the processing of received claims, comparing the claim against authorized services to determine amounts due, generating checks for payments and producing an Explanation of Benefits.

                             Clinical Applications

          The Medical Manager Clinical Applications provide fully-integrated components of a patient's medical record that contain the functionality and knowledge bases required in today's practices.

                   Product                      Description
                   -------                      -----------

             Quality Care Guidelines      Automates the process of tracking both
                                          the curative and preventive services
                                          the practice has specified that it
                                          wishes to perform.

             Laboratory Interface         Electronically downloads test requests
                                          and patient demographics to a
                                          laboratory, and electronically
                                          transfers results directly into the
                                          patient's file in The Medical Manager
                                          software.

             Prescription Writer          Provides a full set of tools for
                                          managing both the clinical and
                                          administrative aspects of the
                                          prescription process; provides for
                                          extensive interaction checking,
                                          patient information printouts and
                                          prescription history on the drugs
                                          being prescribed; administratively
                                          reduces physician and staff time spent
                                          preparing and issuing prescriptions.

             Pharmacy Interface           Offers a direct electronic link to
                                          transfer prescriptions and handle
                                          authorization requests between the
                                          Prescription Writer module and the
                                          pharmacy.

             Pharmacy Formulary Checking  Offers an automatic formulary compliance check once the prescription
                                          is created.

             View Patient Chart           Brings a snapshot of the patient's
                                          medical records to a single screen and
                                          then gives the user instant access to
                                          almost any desired level of underlying
                                          detail.

             Medical Records              Designed to provide maximum
                                          flexibility and speed in creating,
                                          storing and retrieving whatever
                                          medical information the practice
                                          wishes to maintain on each patient,
                                          fully integrated with the product's
                                          clinical history.

             Document and Image           Allows a practice to organize and
             Management Systems           store patient photographs, X-rays,
                                          and other documents, and to instantly
                                          retrieve images and associated image
                                          information to the screen as part of
                                          the patient's medical record.

                                Other Products

          The Management Service Organization Enterprise system addresses the needs of the management service organization market by providing enterprise-wide solutions for the management of integrated provider networks. The Medical Manager Dialysis Vertical Market Option expedites the repetitive process of posting dialysis patients' weekly treatments. The Medical Manager Chemotherapy Vertical Market Option automates both the clinical and financial aspects of the oncology practice.

                                Client Services

          The Client Services Division provides a wide range of services to the entire client base to ensure customer satisfaction and maximize the utility of The Medical Manager system. These services include both fundamental and value-added services as described below.

          Implementation Services. These services include planning, design and installation of software, hardware and network solutions for stand-alone
practices to enterprise-wide environments.   Medical Manager Health Systems uses
a team approach involving technical and professional staff members. This team approach includes project engineering, business redesign and practice staff re-education. A client relationship manager, part of the team from the outset, works with the client throughout the life of the contract.

          Support Services. A critical element in assuring proper use of and satisfaction with Medical Manager Health Systems' products involves ongoing support services provided to the end-users. Medical Manager Health Systems provides to its clients continuing software and hardware support under agreements that typically have a one year term. These agreements provide for general support via help desks, error corrections to software, remote diagnostics and on-site hardware and software technicians. Support services are provided during normal business hours and can be expanded to include seven days a week, 24 hour coverage. As of June 30, 1999, Medical Manager Health Systems had 333 full-time employees devoted to providing support services to its customer base.

          Value-Added Services. Medical Manager Health Systems advises its enterprise-wide clients on how to bring together disparate physician practices into an integrated health care delivery network. Medical Manager Health Systems works in partnership with its client's clinical and administrative management in the areas of patient and workflow redesign, job function review and re-education, standardization consultation, project engineering, timeline and resource management and ongoing relationship management.

          Training and Continuing Education. Medical Manager Health Systems believes initial training and continuing education are key components in ensuring customer satisfaction and retention and, accordingly, has devoted significant resources to its Educational Services Division. Because The Medical Manager software has been in use for 17 years, a substantial amount of experience and expertise has been gained by Medical Manager Health Systems'training staff in optimizing methodology and curriculum to achieve the best results. As of June 30, 1999, Medical Manager Health Systems had 130 full-time employees in its Education Services Division.

RELATIONSHIP BETWEEN CAREINSITE AND MEDICAL MANAGER HEALTH SYSTEMS

          As a result of the acquisition of Medical Manager Health Systems, the Company believes it will be distinguished by its ability to integrate the products and services offered by Medical Manager Health Systems with those of CareInsite into a suite of products that can comprehensively address all of the needs of a medical practice. This would enable a medical practice to more effectively and efficiently serve the needs of patients by utilizing innovative healthcare network and e-commerce services that leverage Internet technology in order to exchange confidential clinical, administrative and financial information between physicians and their affiliated patients, payers, providers and suppliers. The Company will also be able to distribute this suite of products through the more than 2,000 sales and support personnel that distribute The Medical Manager software and provide service, training and support to physician offices nationwide and who have a proven ability to demonstrate to physicians the advantage that the computer can bring to their practices.

          Under the terms of an Exclusive Electronic Gateway and Network Services Agreement between Medical Manager Health Systems and CareInsite, CareInsite will become Medical Manager Health Systems' exclusive provider of messaging, content, transaction and web hosting services to the customers of Medical Manager Health Systems, presently consisting of an estimated 130,000 physicians. This will provide a substantial step in the achievement of CareInsite's goal of aggregating physicians as users of its services. Furthermore, because these physicians are already familiar with the use of personal computers, the Company believes they are more likely to appreciate and adopt the additional, web-based services that will be provided by CareInsite and Medical Manager Health Systems working together.

SALES AND MARKETING

          Medical Manager Health Systems sells its products and services nationally through a direct sales organization consisting of 203 sales personnel, as well as through its network of approximately 130 independent dealers. This distribution effort is responsible for sales to new clients, ranging in size from sole practitioners to enterprise-wide clients, and follow-on sales of upgrades and enhancements to existing clients. To enhance the effectiveness of its selling effort, Medical Manager Health Systems provides its sales force and independent dealer network with comprehensive training in Medical Manager Health Systems' products and services and marketing materials and on-going support.

          Since February 1997, Medical Manager Health Systems has implemented a strategy of acquiring selected independent dealers and expects to continue such strategy in the future. As part of this acquisition program, Medical Manager Health Systems has acquired 56 independent dealers throughout the United States, each of which was involved in the development, sale and support of The Medical Manager practice management system and four companies which develop, sell and
support complementary products.   To meet the needs of  larger physician groups,
Medical Manager Health Systems believes it is necessary to adopt and implement a two-fold product distribution strategy that includes the acquisition of dealers in major medical communities and large metropolitan markets and the standardization of Medical Manager Health Systems' remaining independent dealers. The acquisition of certain independent dealers in strategic markets should enable Medical Manager Health Systems to market more effectively to larger customers while assisting the remaining independent dealers in conducting their marketing activities. Medical Manager Health Systems' strategy for its independent dealer network includes the standardization of the independent dealers in order to ensure that The Medical Manager system is sold and supported on a consistent and effective basis throughout the dealer network. The Company intends to continue to use Medical Manager Health Systems' existing network of independent dealers as an integral part of its distribution network for The Medical Manager software.

          The Enterprise Business Group coordinates Medical Manager Health Systems' sales effort for large clients (such as management service organizations, independent practice associations and managed care organizations) and assists in the implementation of systems and the maintenance of ongoing client relationships. Many of the independent dealers are experienced in selling to and supporting enterprise wide clients. Medical Manager Health Systems has continued to utilize the Enterprise Business Group to assist local and regional dealers in these efforts. At the enterprise-wide client level, relationship managers work with the client throughout the contract term to keep informed of customer expectations and help ensure customer satisfaction.

          Small and medium-sized sales, routinely handled by the direct sales force and independent dealers, generally involve a sales cycle of 30 to 60 days. Larger sales, managed by the Enterprise Business Group, typically involve a Request For Propoal ("RFP") process which lengthens the sales cycle to 60 to 90 days or longer. Hardware and software maintenance agreements are generally renewed on an annual basis. Standard payment terms are 50% due upon system order, with the balance due upon completion of system installation.

          An educational license of The Medical Manager physician practice management system has been utilized to teach office automation within the medical field for more than eight years. The system has been installed in vocational schools, junior colleges and universities nationwide. Delmar Publishers Inc., one of the leading educational textbook publishers in the country, markets a student textbook and instructor's manual for courses that teach computer skills in the medical field, using The Medical Manager software. Since 1988, more than 400 site licenses of the educational version have been sold.

SEASONALITY AND BACKLOG

          Medical Manager Health Systems' business is not seasonal to any significant extent. At June 30, 1999, Medical Manager Health Systems' backlog was approximately $5.8 million, as compared to approximately $6.9 million at June 30, 1998. The full amount of the backlog is expected to be filled over a 2-month period.


RESEARCH AND DEVELOPMENT

          The market for Medical Manager Health Systems' products is characterized by rapid change and technological advances requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements of existing products. Medical Manager Health Systems' future success will depend, in part, upon its ability to enhance its current products, to respond effectively to technological changes, to sell additional products to its existing client base and to introduce new products and technologies that address the increasingly sophisticated needs of its clients. Medical Manager Health Systems is devoting significant resources to the development of enhancements to its existing products and the migration of existing products to new software platforms. There can be no assurance that Medical Manager Health Systems will successfully complete the development of new products or the migration of products to new platforms or that Medical Manager Health Systems' current or future products will satisfy the needs of the market for practice management systems. Further, there can be no assurance that products or technologies developed by others will not adversely affect Medical Manager Health Systems' competitive position or render its products or technologies noncompetitive or obsolete.

          Medical Manager Health Systems maintains its research and development campus in Alachua, Florida, where development of The Medical Manager software began over 17 years ago. As of June 30, 1999, Medical Manager Health Systems had 105 employees engaged primarily in its research and development efforts.
Medical Manager Health Systems' research and development activities involve Company personnel as well as physicians, physician groups practice staff and leading health care institutions. A key goal of current research and development efforts involves adapting The Medical Manager system to operate more effectively within integrated delivery environments. To achieve this goal, Medical Manager Health Systems is pursuing a strategic development initiative directed toward the development of advanced health care information systems that include a relational database, graphical user interfaces and enhanced client-server applications.

          Medical Manager Health Systems' development expenditures were $5,032,000, $3,747,000 and $2,672,000 for the fiscal years ended June 30, 1999,
1998, and 1997, respectively.

          On a pro forma basis to reflect the acquisition of Medical Manager Health Systems for fiscal 1999, fiscal 1998 and fiscal 1997, respectively, Medical Manager Health Systems contributed 61.2%, 64.8% and 50.2% of the total revenues of the Company for each such fiscal year, respectively.

GOVERNMENT REGULATION

          The Food and Drug Administration (the "FDA") has jurisdiction under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic
Act (the "1976 Amendments") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications ("510(k) Applications"), and otherwise comply with the requirements of the 1976 Amendments applicable to medical devices. Medical Manager Health Systems is distributing in the United States a medical image management device (the "Image Module"), which was cleared by the FDA on April 4, 1997 and is manufactured by a third party in accordance with specifications set forth in the cleared 510(k) Application. Medical Manager Health Systems has created an interface between The Medical Manager practice management system and the Image Module and is marketing the interface and the image module as the Document Image Module System. Medical Manager Health Systems believes that the addition of its practice management system to the Image Module does not change the Image Module's intended use or significantly change the safety or efficacy of the product such that a new 510(k) Application is required. The FDA is currently reviewing its policy for the regulation of computer software, and there is a risk that The Medical Manager software could in the future become subject to some or all of the above requirements, which could have a material adverse effect on the Company's results of operations, financial condition or business.

COMPETITION

          The market for practice management systems such as The Medical Manager practice management system is highly competitive. Medical Manager Health Systems' competitors vary in size and in the scope and breadth of the products and services that they offer. Medical Manager Health Systems competes with different companies in each of its target markets. Many of Medical Manager Health Systems' competitors have greater financial, development, technical, marketing and sales resources than Medical Manager Health Systems. In addition, other entities not currently offering products and services similar to those offered by Medical Manager Health Systems, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter certain markets in which Medical Manager Health Systems competes. There can be no assurance that future competition will not have a material adverse effect on Medical Manager Health Systems', and thus the Company's, results of operations, financial condition or business.



                 PLASTICS AND FILTRATION TECHNOLOGIES BUSINESS

GENERAL

          The Company's plastics and filtration technologies business, conducted through Porex, consists of four primary product groups: Porous Products Group, Bio Products Group, Medical Products Group and Surgical Products Group. The products of the plastics and filtration technologies business are used in life sciences, health care, industrial and consumer applications.

POROUS PRODUCTS GROUP

          Porex is a leading developer, manufacturer and distributor of porous
plastic products, with an operating history exceeding 35 years.   Porous
plastics are permeable plastic structures having omni-directional (i.e., porous in all directions to the flow of fluids and gases) interconnecting pores. These pores allow the plastic to control the flow of liquids and gases by filtering, wicking, venting, diffusing or dispensing them. Porous plastics are manufactured by Porex with pore sizes between approximately 5 and 500 micrometers (one micrometer is equal to one-millionth of a meter; an object of 40 micrometers in size is about as small as can be discerned by the naked eye). Porous plastic materials can be molded from several thermoplastic raw materials and are produced by Porex at its own worldwide manufacturing facilities as fabricated devices, custom-molded shapes, sheets, tubes or rods depending on application or manufacturer specifications.

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

          Health Care Products. For the health care market, Porex manufactures a variety of components that it sells to various health care OEMs for incorporation into their finished products. These porous plastics are used to vent or diffuse gases or fluids and are used as membrane supports. The components include: (i) catheter vents which allow air to vent from a catheter as it is inserted into a vein while minimizing blood spillage and possible contamination of hospital personnel; (ii) self-sealing valves in surgical vacuum canisters to minimize exposure to blood and other bodily fluids; and (iii) fluid filtration components used for separation and analytical testing of blood. Porex's ability to mold unique configurations and the fact that porous plastic is inert, stronger and more easily handled in automated manufacturing operations have allowed Porex to compete successfully with alternative media. In addition to the components it makes for medical products, Porex makes components for diagnostic devices that are used in hospitals and are sold over the counter for home use. Porex also makes porous plastic components that are used as barrier materials for several laboratory products, including pipette tip filters, and filters for polymerase chain reaction ("PCR") and chromatography procedures. Porex's own line of scientific products is discussed below in "Business-- Plastics and Filtration Technologies Business--Bio Products Group".

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

          Industrial Products.   Porex manufactures a variety of custom porous
plastic components for industrial applications. These components are produced as molded shapes, and in sheets, tubes and rods, individually designed to
customer specifications as to size, rigidity, porosity and other needs.    Porex
manufactures a porous plastic material used for large filter support media for wastewater treatment facilities which permits recycling and re-use of wastewater. Porex also produces other custom porous plastic industrial components including (i) industrial filters to remove particulate matter, oil and water residues from compressed air lines, (ii) silencers to reduce sound levels produced by compressed air exhaust, (iii) miscellaneous water filters for industrial use, and (iv) filtration components for the photographic industry. Porex believes that it is currently the largest producer of porous plastic vents used in domestic automobile batteries. Porex also manufactures a large variety of highly specialized plastic components to meet specific applications for manufacturers.

BIO PRODUCTS GROUP


          Laboratory Products.    Porex  designs, manufactures and distributes
a full line of plastic disposable laboratory products for liquid handling in clinical and diagnostic research. Its products include pipette tips, microcentrifuge tubes and PCR tubes. Porex's products are sold worldwide to distributors and directly to end users in the biotechnology industry. The biotechnology industry includes molecular biology, immunology, cell culture and protein chemistry. End users of Porex's products include research institutes, biotech firms, forensic and hospital laboratories, university laboratories, blood banks and pharmaceutical companies.

          Porex's bio plastics products feature a full line of filtered and unfiltered disposable pipette tips and pipette tip racks used by life sciences research and clinical laboratories worldwide. A pipette is a device for transferring precise amounts of liquid. Because of the time and expensive materials involved in many experiments conducted in life sciences research and clinical laboratories, most use pipette tips with filters to prevent contamination of the pipette which could lead to contamination of subsequent test samples. In order to serve this market, Porex produces pipette tips with patented filters, which are developed and produced by its Porous Products Group.

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

MEDICAL PRODUCTS GROUP

          Porex began its Medical Products Group in January, 1999 with the acquisition by the Company of the KippGroup ("KippGroup") in Ontario, California. KippGroup has three distinct business units, KippMed, KippMolding and KippMold. KippMed designs, develops and manufactures proprietary injection molded medical components and finished medical devices and distributes them to large multinational corporations. KippMed's current market focus is to provide high performance, cost effective components and finished devices for use in intravenous drug delivery systems and it is exploring additional markets. Three of KippMed's devices are patented and there are additional patents pending. KippMolding provides clean room injection molding services, assembly and packaging to medical device manufacturers on a contract basis. KippMold designs and fabricates plastic injection molds for third party customers on a contract basis and for internal use in connection with the KippMed business. KippGroup's experience in mold making and injection molding since 1976 has enabled it to manufacture extremely complicated molds which are then used for the injection molding of high precision components, both for KippMed products as well as for other manufacturers. Porex believes that the addition of the Medical Products Group also provides opportunities for cross marketing as well as new product development for the Porous Products Group and the Bio Products Group, which also target many of the same customers.

SURGICAL PRODUCTS GROUP

          Porex's surgical products are marketed primarily to surgeons who specialize in plastic and reconstructive surgery, oculoplastic surgery and oral maxillofacial surgery. The product line includes MEDPOR(R) Surgical Implant material, which is polymeric biomaterial used for craniofacial reconstruction and augmentation, and TLS(R) Surgical Drainage Systems for small surgical incisions. Porex also markets Squeeze-Mark and TLS Surgical Marker pens to mark the areas of proposed surgical incision. Porex manufactures MEDPOR(R) Surgical Implant material and distributes, and in some cases assembles, the other items in its surgical product line.

SALES AND MARKETING

          As of June 30, 1999, Porex had over 2,000 customers. In the United States, sales of OEM health care products, industrial products and consumer products are made directly by Porex's marketing staff. Internationally, such products are sold by Porex's marketing staff in certain countries and through independent distributors and agents in other countries who work in conjunction with Porex's marketing staff. Porex distributes its laboratory products and clinical products principally through independent distributors. The KippGroup's KippMed products are distributed principally through major independent national distributors and its molding and tooling services are distributed principally by the KippGroups's sales and marketing staff. Porex's surgical products are sold by its sales personnel, as well as through independent dealers and agents. Export sales, which are made principally to Europe and Asia, consist primarily of Porex's porous plastic OEM medical products, bio products, industrial products and consumer products. For the fiscal year ended June 30, 1999, Porex's foreign and export product sales were approximately $30,128,000, or 30.5% of sales, as compared to approximately

$18,948,000, or 29.2% of sales, for the fiscal year ended June 30, 1998 and approximately $14,067,000, or 26.6% of sales, for the fiscal year ended June 30, 1997. See Note 14 to the Consolidated Financial Statements. No customer accounted for more than 10% of Porex's total net sales.

SEASONALITY AND BACKLOG

          Sales of certain Porex product lines are somewhat seasonal, but Porex's overall businesses are not seasonal to any significant extent. At June 30, 1999, Porex's backlog was approximately $19,131,000, as compared to approximately $11,852,000 at June 30, 1998. The backlog consists primarily of blanket orders with release dates of up to 12 months, the full amounts of which are expected to be filled over a 12-month period.

PRODUCT AND PROCESS DEVELOPMENT

          Porex maintains a continuing development program devoted primarily to the development of porous components for the life sciences market and consumer
applications.   Development activities also include work done to address the specific needs of OEM customers as well as enhancements to Porex's proprietary manufacturing processes.

          Porex's development expenditures were approximately $2,312,000, $1,922,000 and $1,749,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

          Porex requires high-grade plastic resins with specific properties as raw materials for certain of its porous plastic products. Accordingly, shipments of raw materials from suppliers are closely monitored for compliance with Porex's standards. Although there are various suppliers of high-grade plastic resins with specific properties and Porex has not experienced any material difficulty in obtaining adequate supplies of high-grade materials, the inability to obtain such high-grade plastic resins, or any raw materials, could have a material adverse effect on the Company. To ensure the availability of high-grade plastic resins with specific properties, Porex occasionally purchases more than it would otherwise currently require. Porex maintains an inventory of raw materials it believes is sufficient to satisfy its production needs for an extended period of time.

          For its solid plastic products, Porex utilizes commercial grade thermoplastic resins, including polyethylene, polypropylene and polystyrene. Such materials are readily available from a number of sources and Porex is not dependent on any single source of supply. Because of the ready availability of such materials, Porex does not maintain a significant inventory of such raw materials.

INTELLECTUAL PROPERTY

          Porex uses proprietary technology for manufacturing its porous plastic materials and its solid plastic products. Porex owns a number of patents and trademarks in the United States and foreign countries which it deems to be important to its business. The majority of Porex's patents and patent applications relate to porous plastics and medical devices. Porex believes that its non-patented proprietary manufacturing processes are protected under trade secret, contractual and other intellectual property rights. However, such protections do not afford the statutory exclusivity possible for patented processes. To protect its proprietary technology and maintain high manufacturing quality and efficiency, Porex designs and manufactures its porous molding equipment and most of its molds in-house. In certain instances, however, Porex has sought and intends to continue to seek patents for specific products and manufacturing processes.


GOVERNMENT REGULATION

          The developing, testing, marketing and manufacturing of medical devices such as plastic and reconstructive surgical implants and certain of the medical products manufactured by KippGroup are regulated under the 1976 Amendments and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. Compliance with such requirements and the process of obtaining approvals can be costly, complicated and time-consuming and there can be no assurance that such approvals will be granted on a timely basis. When Porex merely distributes devices manufactured by others, the actual manufacturer must bear the cost of achieving compliance with these requirements.

          Under the 1976 Amendments, each medical device manufacturing site must be registered and must comply with regulations applicable generally to manufacturing practices and clinical investigations involving humans. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and to inspect the facilities in which they are manufactured in order to ensure that a device is not improperly manufactured or labeled. Porex has three manufacturing sites registered with the FDA.

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

          Porex's MEDPOR(R) Surgical Implants and certain of the medical products manufactured by KippGroup are regulated as Class II medical devices. Products which Porex may introduce in the future, if any, may also be classified as Class I, Class II or Class III medical devices. The procedure for obtaining classification of a new device as a Class I or Class II device involves the submission of a 510(k) application to the FDA. If the FDA determines that the device is substantially equivalent to a pre-enactment device or a device subsequently classified in Class I or Class II, then within 90 days of the filing of the petition it will grant approval to market the device commercially. If the FDA determines the device is not substantially equivalent to a pre-enactment device or a device subsequently classified in Class I or Class II, it is automatically placed into Class III and will either require reclassification or the submission of valid scientific evidence to prove the device is safe and effective for human use. Devices to be implanted will be categorized as Class III unless such classification is not necessary to ensure their safety and effectiveness. For new Class III devices, Porex may submit to the FDA an application for an Investigational Device Exemption ("IDE"). An approved IDE exempts Porex from certain otherwise applicable FDA regulations and grants approval for a clinical investigation, or human study, to generate data to prove safety and effectiveness. In addition, the possibility exists that certain pre-enactment, or substantially equivalent, devices may be placed into Class III by the FDA.

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

COMPETITION

          Competition in Porex's plastic products business is characterized by the introduction of competitive products at lower prices. The Company believes that Porex's principal competitive strengths are its manufacturing processes, quality control, relationship with its customers and distribution of its proprietary health care products.

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

          The market for Porex's injection molded solid plastic components and products, including its medical products, is highly competitive and highly fragmented. Porex's pipette tips and racks also compete with similar products manufactured by domestic and foreign manufacturers. Porex's injection molding and mold making services compete with services offered by several foreign and domestic companies. The MEDPOR(R) Biomaterial products compete for surgical use against autogeneous and allograph materials and alloplastic biomaterials. Porex's surgical drains and markers compete against a variety of products from several manufacturers.

          On a pro forma basis to reflect the acquisition of Medical Manager Health Systems, for fiscal 1999, 1998 and 1997, Porex contributed 38.3% , 35.2% and 49.8% of the total revenues of the Company for each such fiscal year, respectively.

                              ACQUISITION PROGRAM

          The Company maintains an acquisition program and intends to concentrate its acquisition efforts on businesses which are complementary to the Company's existing businesses, but such emphasis is not intended to limit in any manner the Company's ability to pursue acquisition opportunities in other healthcare-related businesses or in other industries.

          Any acquisitions by the Company will be subject to provisions in CareInsite's certificate of incorporation that, to the fullest extent permitted by law, so long as CareInsite is controlled by, or under common control with, the Company, directors or officers of CareInsite who are also directors or officers of the Company shall:

        .     be obligated to present to CareInsite a potential acquisition, which may be made by either CareInsite or the Company, of a business engaged in the business of providing electronic commerce prescription, laboratory and managed care communication services that connect physicians with payers, pharmacies and laboratories; and

        .     have no obligation to present to CareInsite a potential
        acquisition which may be made by either CareInsite or the Company, of a business which is not in the business of providing electronic commerce prescription, laboratory and managed care communication services that connect physicians with payers, pharmacies and laboratories.

For purposes of the provisions described in the preceding sentence, an entity shall be deemed to be "engaged" in any business from which it derived more than 10% of its net revenues for the fiscal year most recently completed prior to such measurement, and an entity shall not be deemed to be engaged in the business transacted using such communication services or the businesses of the persons and entities connected by such communication services.

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

        The success of the Company's acquisition program will depend on, among other things, the availability of suitable candidates, the availability of funds to finance transactions, and the availability of management resources to oversee the operation of resulting businesses. Financing for such transactions may come from several sources, including, without limitation, (a) cash and cash equivalents on hand and marketable securities and (b) proceeds from the incurrence of indebtedness or the issuance of additional common stock, preferred stock, convertible debt or other securities. The issuance of additional securities, including common stock, could (i) result in substantial dilution of the percentage ownership of the stockholders of the Company at the time of any such issuance, (ii) result in substantial dilution of the Company's earnings per share and (iii) adversely affect the prevailing market price for the Company's common stock. The proceeds from any financing may be used for costs associated with identifying and evaluating prospective candidates, and for structuring, negotiating, financing and consummating any such transactions and for other general corporate purposes. The Company does not intend to seek stockholder approval for any such transaction or security issuance unless required by applicable law or regulation.

EMPLOYEES

          As of June 30, 1999, the Company had approximately 1,190 employees (exclusive of Medical Manager Health Systems).

          As of June 30, 1999, Medical Manager Health Systems had approximately 1,288 employees who, effective July 23, 1999, became employees of the Company and as of such date the Company therefore had approximately 2,478 employees.

          The Company's ability to achieve its financial and operational objectives depends in part on its and its businesses' ability to continue to hire, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for qualified personnel and there can be no assurance that the Company will be able to expand its personnel to meet any increased demands of its business.

                                 RISK FACTORS

          Each of the Company's three principal businesses involves significant risks and uncertainties specific to that business, as well as risks and uncertainties common to all of these businesses. The risks and uncertainties of each of these businesses individually present risks and uncertainties to the Company as a whole.

RISKS INHERENT IN THE BUSINESS OF CAREINSITE

          CAREINSITE IS ENGAGED IN A NEW BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. CareInsite is a development stage company. CareInsite began operations in December 1996 and has not yet delivered several of its healthcare e-commerce services. CareInsite did not generate its first revenues until the quarter ended March 31, 1999. As of June 30, 1999, CareInsite had an accumulated deficit of $75,490,000. The Company expects that CareInsite will continue to incur significant development, deployment and sales and marketing expenses in connection with its business and that CareInsite will continue to incur operating losses for at least the next two fiscal years. CareInsite may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

          CAREINSITE WILL NOT BECOME PROFITABLE UNLESS IT ACHIEVES SUFFICIENT LEVELS OF PHYSICIAN PENETRATION AND MARKET ACCEPTANCE OF ITS SERVICES. CareInsite's business model depends on its ability to generate usage by a large number of physicians with a high volume of healthcare transactions and to sell healthcare e-commerce services to payers and other healthcare constituents. The acceptance by physicians of CareInsite's transaction, messaging and content services will require adoption of new methods of conducting business and exchanging information. There can be no assurance that physicians will integrate CareInsite's services into their office workflow, or that the healthcare market will accept its services as a replacement for traditional methods of conducting healthcare transactions.

          Achieving market acceptance for CareInsite's services will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. The Company believes that CareInsite must gain significant market share with its services before its competitors introduce alternative services with features similar to CareInsite's. There can be no assurance that CareInsite will be able to succeed in positioning its services as a preferred method for healthcare e-commerce, or that any pricing strategy that CareInsite develops will be economically viable or acceptable to the market. Failure to successfully market its services would have a material adverse effect on the Company's business prospects.

          THE COMPANY'S BUSINESS PROSPECTS WILL SUFFER IF CAREINSITE IS NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY ITS CAREINSITE SYSTEM. The Company believes that its business prospects will suffer if CareInsite does not deploy its services quickly. CareInsite has not yet deployed many of its services over its CareInsite system. CareInsite currently intends to deploy access to certain of such services by the end of calendar 1999, although there can be no assurance that CareInsite will be able to do so at that time, or at all. In order to deploy its services, CareInsite must integrate its architecture with physicians', payers' and suppliers' systems. CareInsite will need to expend substantial resources to integrate its CareInsite system with the existing computer systems of large healthcare organizations. CareInsite has limited experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay CareInsite's ability to generate revenue from its services and may have a material adverse effect on the Company's business, financial condition and results of operations. Once CareInsite has deployed its CareInsite system, it may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be expensive. CareInsite may be unable to expand or adapt its network infrastructure to meet additional demand or its customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt the CareInsite system quickly could have a material adverse effect on the Company's business prospects.

          CAREINSITE DOES NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND ITS REVENUES WILL INITIALLY COME FROM A FEW PAYERS IN ONE GEOGRAPHIC MARKET. CAREINSITE DOES NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE. In addition, CareInsite expects that initially it will generate a significant portion of its revenue from providing its products and services in the New York metropolitan area and from a small number of payers. If CareInsite does not generate as much revenue in this market or from these payers as it expects, its revenue will be significantly reduced which would have a material adverse effect on the Company's business prospects. Under its agreement with THINC, CareInsite provides management services. During the fiscal year ended June 30, 1999, THINC accounted for $993,000 or 72.8% of CareInsite's net revenues.

          CAREINSITE MAY EXPERIENCE SIGNIFICANT DELAYS IN GENERATING REVENUES FROM ITS SERVICES BECAUSE POTENTIAL CUSTOMERS COULD TAKE A LONG TIME TO EVALUATE THE PURCHASE OF ITS SERVICES. A key element of CareInsite's strategy is to market its services directly to large healthcare organizations. CareInsite does not control many of the factors that will influence physicians', payers' and suppliers' buying decisions. CareInsite expects that the sales and implementation process will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by physicians, payers and suppliers. The sale and implementation of CareInsite's services are subject to delays due to physicians', payers' and suppliers' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

          THE COMPANY'S BUSINESS WILL SUFFER IF THE INTEGRITY AND SECURITY OF ITS SYSTEMS ARE INADEQUATE. Once CareInsite begins to deliver its healthcare e-commerce services, its business could be harmed if CareInsite or its present or future customers were to experience any system delays, failures or loss of data. Although CareInsite intends to have safeguards for emergencies, the occurrence of a catastrophic event or other system failure at its facilities could interrupt its operations or result in the loss of stored data. In addition, CareInsite will depend on the efficient operation of Internet connections from customers to its systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, CareInsite will be dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver its services.

          Despite the implementation of security measures, CareInsite's infrastructure may be vulnerable to damage from physical break-ins, computer viruses, programming errors, attacks by hackers or similar disruptive problems. A material security breach could damage CareInsite's reputation or result in liability to CareInsite. CareInsite will retain confidential customer and patient information in its processing center. An experienced computer user who is able to access CareInsite's computer systems could gain access to confidential patient and company information. Furthermore, CareInsite may not have a timely remedy to secure its system against any hacker who has been able to penetrate its system. Therefore, it is critical that CareInsite's facilities and infrastructure remain and are perceived by the marketplace to be secure.
The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on the Company's business, results of operations and financial condition.

          A significant barrier to e-commerce and communications are the issues presented by the secure transmission of confidential information over public networks. CareInsite will rely on encryption and authentication technology licensed from third parties to secure Internet transmission of and access to confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the methods CareInsite will use to protect customer transaction data. A party who is able to circumvent CareInsite's security measures could misappropriate or alter proprietary information or cause interruptions in CareInsite's operations. If any such compromise of

CareInsite's security or misappropriation of proprietary information were to occur, it could have a material adverse effect on CareInsite's, and thus the Company's business, financial condition and results of operations. CareInsite may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by security breaches. CareInsite may also be required to spend significant resources and encounter significant delays in upgrading its systems to incorporate more advanced encryption and authentication technology as it becomes available. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and CareInsite's services in particular, especially as a means of conducting commercial and/or healthcare-related transactions. There can be no assurance that CareInsite's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

          CareInsite's operations will also be dependent on the development and maintenance of software. Although CareInsite intends to use all necessary means to ensure the efficient and effective development and maintenance of software, both activities are extremely complex and thus frequently characterized by unexpected problems and delays.

          GOVERNMENT REGULATION OF CAREINSITE'S BUSINESS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CareInsite's services may be subject to extensive and frequently changing regulation at federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce CareInsite is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to CareInsite's healthcare e-commerce business. It may take years to determine the extent to which existing laws and regulations governing general issues of property ownership, sales and other taxes, libel, negligence and personal privacy are applicable to the Internet. Laws and regulations may also be adopted in the future that address Internet-related issues, including security, privacy and encryption, pricing, content, copyrights and other intellectual property; contracting and selling over the Internet; and distribution of products and services over the Internet. Accordingly, CareInsite's healthcare e-commerce business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry. For additional information regarding regulatory matters, see "Healthcare Electronic Commerce Business - Government Regulation" above.


RISKS INHERENT IN THE BUSINESS OF MEDICAL MANAGER HEALTH SYSTEMS

          RISKS ASSOCIATED WITH ACQUISITION STRATEGY. As part of its growth strategy, Medical Manager Health Systems intends to acquire additional independent dealers of The Medical Manager physician practice management system, complementary technologies outside the dealer network and other complementary companies and technologies. There can be no assurance that Medical Manager Health Systems will be able to identify, acquire or profitably integrate and manage additional dealers or complementary technologies, if any, into Medical Manager Health Systems without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including possible adverse effects on Medical Manager Health Systems' operating results, diversion of management's attention, failure to retain key personnel of acquired entities, amortization of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's results of operations, financial condition or business. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of Medical Manager Health Systems and render ineffective Medical Manager Health Systems' national sales and marketing initiatives. In addition, there can be no assurance that dealers or complementary technologies acquired in the future will achieve anticipated revenue and earnings. There also can be no assurance that the existing dealer network will continue to be receptive to Medical Manager Health Systems' acquisition program or that dealers which are not acquired by Medical Manager Health Systems will adhere to Medical Manager Health Systems' marketing, training and support guidelines. The occurrence of either of these events would impair Medical Manager Health Systems' plans to rationalize its distribution network.

          DEPENDENCE ON PRINCIPAL PRODUCTS. Medical Manager Health Systems currently derives a significant percentage of its revenue from sales of The Medical Manager core system. As a result, any event adversely affecting its core product could have a material adverse effect on the Company's results of operations, financial condition or business. Although Medical Manager Health Systems has experienced increasing annual sales, on a pro forma basis, revenue associated with existing products could decline as a result of several factors, including price competition and sales practices. There can be no assurance that Medical Manager Health Systems will continue to be successful in marketing its current products or any new or enhanced products.

          QUALITY ASSURANCE AND PRODUCT ACCEPTANCE CONCERNS. Health care providers demand the highest level of reliability and quality from their information systems. Although Medical Manager Health Systems devotes substantial resources to meeting these demands, its products may, from time to time, contain errors. Such errors may result in a loss of, or delay in, market acceptance of its products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations, financial condition or business.

          RISK OF PRODUCT-RELATED CLAIMS. Certain of Medical Manager Health Systems' products provide applications that relate to financial records, patient medical records and treatment plans. Any failure of Medical Manager Health Systems' products to provide accurate, confidential and timely information could result in product liability or breach of contract claims against Medical Manager Health Systems by its clients, their patients or others. Medical Manager Health Systems' products manage and report on financial data, and any errors in such financial data could result in liability to Medical Manager Health Systems. In addition, because Medical Manager Health Systems' products facilitate electronic claims submissions, any resulting loss of financial data could result in liability to Medical Manager Health Systems. Medical Manager Health Systems maintains insurance to protect against such claims, but there can be no assurance that such insurance coverage will be available or, if available, will adequately cover any claim asserted against Medical Manager Health Systems. A successful claim brought against Medical Manager Health Systems in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that Medical Manager Health Systems will not be subject to product liability or breach of contract claims, that such claims will not result in liability in excess of its insurance coverage, that Medical Manager Health Systems' insurance will cover such claims or that appropriate insurance will continue to be available to Medical Manager Health Systems in the future at commercially reasonable rates.

          UNCERTAINTY IN HEALTHCARE INDUSTRY; GOVERNMENT HEALTHCARE REFORM PROPOSALS. The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Medical Manager Health Systems' products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare organizations may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for Medical Manager Health Systems' products and services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its results of operations, financial condition or business.

          YEAR 2000 -- PROPRIETARY PRODUCTS. The Year 2000 issue also creates risk for Medical Manager Health Systems from problems that may be experienced by customers of its software. While Version 9 of The Medical Manager practice management system, which was commercially released in November 1997, is Year 2000 compliant, prior versions of the system are not. Medical Manager Health Systems has encouraged users of pre-Version 9 versions of The Medical Manager software to upgrade to Version 9 in order to become Year 2000 compliant.
Medical Manager Health Systems has developed a patch that would allow prior Versions 7 and 8 to handle the date change to the new century. However, there is no assurance that Versions 7 and 8, with or without the Year 2000 patch will not create additional issues for users of the software including, but not limited to, additional costs for upgraded hardware, additional costs for new operating systems and personnel training, additional costs for conversion of Version 7 data, and the fact that Versions 7 and 8 do not take into account current industry and regulatory requirements. Version 9 will remain the only enhanced and maintained version of the software.

          While Medical Manager Health Systems does not believe costs incurred by Medical Manager Health Systems to distribute and install the Year 2000 patch will be material, there can be no assurance that such costs will not have a material adverse effect on the Company's results of operations, financial condition, or business. Additionally, there can be no assurance that the existence of the Year 2000 patch will not delay or reduce the migration of users to Version 9 from earlier versions. Further, if Version 9 or other customers experience significant difficulties as a result of the Year 2000 issue, or if Medical Manager Health Systems encounters difficulties in responding in a timely manner to customer requests to upgrade to Version 9, there could be a material adverse impact on the Company's results of operations, financial condition or business.

          YEAR 2000 -- OPERATIONS. The Year 2000 issue creates risk for Medical Manager Health Systems from unforeseen problems in its own computer systems and from third parties with which Medical Manager Health Systems deals nationwide. Medical Manager Health Systems implemented a program, headed by a four-person Year 2000 Compliance Team, to determine that its systems will operate smoothly as the Year 2000 approaches. This process began with an inventory of the systems vital to Medical Manager Health Systems' operations to identify those systems that may be affected by the Year 2000 issue. In addition, third party vendors and business partners upon whom Medical Manager Health Systems relies have been asked to confirm that their systems will be Year 2000 compliant. All critical systems have been assessed and a prioritized implementation schedule has been defined for upgrading those systems which are not currently Year 2000 compliant. The critical systems recognized by the Year 2000 Compliance Team included financial and accounting systems, human resource systems, customer support call management systems, telecommunications systems, commercial general and administrative software used internally, hardware systems, and other databases including enrollment and serialization databases.

          Medical Manager Health Systems has completed the upgrade and review of the following systems which are currently Year 2000 compliant: (i) financial and accounting software; (ii) software package to assist in recording, assigning, and clearing customer hardware and support calls; (iii) telecommunication systems which include not only voice communications, but significant data communications such as e-mail and an internal network providing each subsidiary access to servers located at the corporate offices.

          As a result of the Year 2000 Compliance Team's efforts, Medical Manager Health Systems has noted that a portion of the current in-house personal computers are known to be non-Year 2000 compliant. Some workstations also have software programs installed which are not Year 2000 compliant. Medical Manager Health Systems has defined a minimum standard Year 2000 compliant workstation with standardized software. To date, all mission critical workstations have been made Year 2000 compliant with the industry standard hardware and software, with the exception of one software package which will be replaced within the next few months. Medical Manager Health Systems maintains various non-mission critical workstations which have not been made Year 2000 compliant. Medical Manager Health Systems does not intend to take a pro-active approach to replacing or upgrading these computers until it is necessary. The cost of upgrading all remaining workstations is estimated to be less than $200,000.
In addition,

Medical Manager Health Systems is currently completing a testing phase where all mission critical workstations are being retested to ensure they have been made Year 2000 compliant.

          The Y2K Compliance Team has recognized two critical data bases used internally by Medical Manager Health Systems. Both of these data bases, the Network Services Client Enrollment and the MM software serialization data base are currently Y2K compliant.

          The third party relationships identified as critical to Medical Manager Health Systems' operations are computer hardware distributors and shipping companies. As part of a standardization initiative which began in late 1997, Medical Manager Health Systems has partnered with three national distributors to supply all hardware and third party software products sold to clients. All three companies have provided documents stating that they are Year 2000 ready. In addition, all shipping companies used by Medical Manager Health Systems and its vendors have provided documents stating their Year 2000 readiness.

          Medical Manager Health Systems intends to continue to monitor the Year 2000 compliance of its internal software and hardware packages, telecommunications systems, and vendors. In the event that any of Medical Manager Health Systems' systems, or any of Medical Manager Health Systems' vendors' systems, do not meet the Year 2000 requirement by December 31, 1999, Medical Manager Health Systems could experience difficulties in, including but not limited to, processing sales and other financial information, customer support calls, serializations of Medical Manager Health Systems' product, and orders of supplies from vendors. This could have a materially adverse effect on the Company's financial position, results of operations, or business. Although Medical Manager Health Systems expects its systems, and its vendors' systems, to be Year 2000 compliant on or before December 31, 1999, it cannot predict the success of Medical Manager Health Systems' Year 2000 compliance program.
Medical Manager Health Systems has not adopted a contingency plan to address possible risks to its systems. If Medical Manager Health Systems experiences a failure in its Year 2000 preparedness, experienced staff will be redeployed to address any potential Year 2000 compliance issues.


RISKS INHERENT IN THE BUSINESS OF POREX

          POTENTIAL LIABILITY RISK AND AVAILABILITY OF INSURANCE. The products sold by Porex expose it to potential risk for product liability claims, particularly with respect to Porex's porous products used in health care applications, its medical products and its surgical products. The Company believes that Porex carries adequate insurance coverage against product liability claims and other risks. There can be no assurance, however, that claims in excess of Porex's insurance coverage will not arise. In addition, Porex's insurance policies must be renewed annually. Although Porex has been able to obtain adequate insurance coverage at an acceptable cost in the past and seeks indemnification for products manufactured by others and distributed by it, and products manufactured and distributed by others that incorporate Porex components, there can be no assurance that in the future it will be able to obtain such insurance at an acceptable cost or obtain or be adequately protected by such indemnification. See "Business--Plastics and Filtration Technologies Business" and "Legal Proceedings--Mammary Implant Litigation".

          YEAR 2000. Porex has completed an assessment of its Year 2000 readiness and is undergoing a conversion of its internal systems which are not currently Year 2000 compliant. Porex has completed the conversion of all significant non-manufacturing related systems. As of June 30, 1999, Porex had completed and fully tested the conversion of its manufacturing related IT
systems.    For manufacturing related, non-IT systems, all significant microprocessor-embedded production equipment has been upgraded and Porex believes it is Year 2000 compliant.

          Porex is in the process of communicating with its business partners, suppliers, vendors and customers concerning the state of their readiness for the Year 2000. The information gathered to date does not permit Porex to complete its assessment of risk related to the Year 2000 that these third parties may present. If third parties upon which Porex relies are unable to address this issue in a timely manner, such occurrence could result in a material risk to the company.

          Porex expects that the cost of Year 2000 compliance will not be material.

          Porex intends to have in inventory a reserve of raw materials, which it believes will be sufficient to avoid a disruption in its manufacturing process, to minimize the risk associated with third-party suppliers experiencing Year 2000 problems.

          As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of the Year 2000 on Porex's, and thus the company's operations could differ materially from its expectations.


RISKS COMMON TO EACH OF THE COMPANY'S BUSINESSES

          EXPANSION THROUGH ACQUISITIONS BY THE COMPANY MAY BE DIFFICULT TO IMPLEMENT AND MAY EXPOSE THE COMPANY TO ADDITIONAL RISK. The Company maintains an acquisition program and intends to concentrate its acquisition efforts on businesses which are complementary to its core businesses. Such emphasis is not, however, intended to limit in any manner the Company's ability to pursue acquisition opportunities in other related businesses or in other industries. The Company anticipates that it may enter into further acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of the Company's business.

          Although the Company's management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that it will properly ascertain all such risks. In addition, no assurances can be given that the Company will succeed in consummating any such transactions or that the Company will be able to successfully manage or integrate any resulting business.

          The success of the Company's acquisition program will depend on, among other things:

          .    the availability of suitable candidates,

          .    the availability of funds to finance transactions, and

          . the availability of management resources to oversee the operation of resulting businesses.

          Financing for such transactions may come from several sources, including, without limitation:

          .    cash and cash equivalents on hand,

          .    marketable securities,

          .    proceeds from new indebtedness, or

          . proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities.

          The issuance of additional securities, including common stock, could result in:

          . substantial dilution of the percentage ownership of the Company's stockholders at the time of any such issuance, and

          .    substantial dilution of the Company's earnings per share.

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

          INTEGRATING THE COMPANY'S BUSINESS OPERATIONS WITH THOSE OF MEDICAL MANAGER HEALTH SYSTEMS, AS WELL AS OTHER BUSINESSES THE COMPANY MAY ACQUIRE IN THE FUTURE, MAY BE DIFFICULT AND MAY HAVE A NEGATIVE IMPACT ON THE COMPANY'S BUSINESS. The Company recently completed its acquisition of Medical Manager Health Systems and is in the process of integrating these two separate companies. The Company may also acquire additional businesses in the future. The combination with Medical Manager Health Systems, or the integration of other companies or businesses the Company may acquire in the future, involves the integration of separate companies that have previously operated independently and have different corporate cultures. The process of combining such companies may be disruptive to their businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

          .    loss of key employees or customers;

          . possible inconsistencies in standards, controls, procedures and policies among the companies being combined and the need to implement and harmonize company-wide financial, accounting, information and other systems;

          . failure to maintain the quality of services that such companies have historically provided;

          .    the need to coordinate geographically diverse organizations; and

          . the diversion of management's attention from the Company's day-to-day business and that of Medical Manager Health
               Systems, or of any other company that the Company may acquire, as a result of the need to deal with the above disruptions and difficulties and/or the possible need to add management resources to do so.

          Such disruptions and difficulties, if they occur, may cause the Company to fail to realize the benefits that it currently expects to result from such integration and may cause material adverse short- and long-term effects on the operating results and financial condition of the Company.

          UNCERTAINTIES IN REALIZING BENEFITS FROM THE ACQUISITION OF MEDICAL MANAGER HEALTH SYSTEM AND OTHER ACQUISITIONS. Even if the Company is able to integrate the operations of Medical Manager Health Systems into the Company successfully, or to integrate the operations of other companies or businesses that the Company may acquire in the future successfully, there can be no assurance that such integration will result in the realization of the full benefits that the Company expects to result from such integration or that such benefits will be achieved within the time frame that the Company expects.

          . Revenue enhancements from cross-selling complementary services may not materialize as expected.

          . The benefits from the combination may be offset by costs incurred in integrating the companies.

          . The benefits from the transaction may also be offset by increases in other expenses, by operating losses or by problems in the business unrelated to the transaction.

          THE COMPANY'S PRINCIPAL BUSINESSES ARE SUBJECT TO LITIGATION. The Company and each of its businesses are subject to the risk of litigation. See "Legal Proceedings", below.

          EACH OF THE COMPANY'S BUSINESSES IS SUBJECT TO SIGNIFICANT COMPETITION. For information regarding potential competitors of the Company's businesses see the section titled "Competition" in the description of each of the Company's businesses.

          RAPIDLY CHANGING TECHNOLOGY MAY ADVERSELY AFFECT THE BUSINESSES OF CAREINSITE AND MEDICAL MANAGER HEALTH SYSTEMS. All businesses which rely on technology are subject to, among other risks and uncertainties:

          .    rapid technological change;

          .    changing customer needs;

          .    frequent new product introductions; and

          .    evolving industry standards.

          Internet technologies are evolving rapidly, and the technology used by any e-commerce and software business is subject to rapid change and obsolescence. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. In addition, use of the Internet may decrease if alternative protocols are developed or if problems associated with increased Internet use are not resolved. As the communications, computer and software industries continue to experience rapid technological change, the Company must be able to quickly and successfully modify its products and services so that they adapt to such changes. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development of its healthcare e-commerce services or that it will be able to respond to technological changes in a timely and cost-effective manner. Moreover, technologically superior products and services could be developed by competitors. These factors could have a material adverse effect upon the Company's business prospects.

          DEPENDENCE ON PROPRIETARY TECHNOLOGY. The success of the Company's healthcare-related and porous plastic businesses is dependent to a significant extent on each business's ability to protect the proprietary and confidential aspects of its technology. With certain exceptions relating to Porex, the technology relating to the Company's operating subsidiaries is not patented and existing copyright laws offer only limited practical protection. Porex, CareInsite and Medical Manager Health Systems rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect their proprietary rights. There can be no assurance that the legal protections afforded to Porex, CareInsite and Medical Manager Health Systems or the steps taken by Porex, CareInsite and Medical Manager Health Systems will be adequate to prevent misappropriation of their technology. In addition, these protections do not prevent independent third-party development of competitive products or services. The Company believes that its businesses' products, services, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company's businesses or that any such assertion will not require its businesses to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities and the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of the Company's management and otherwise have a material adverse effect on the Company's results of operations, financial condition or business.

          GOVERNMENT REGULATION OF THE COMPANY'S PRINCIPAL BUSINESSES COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Each of the Company's businesses is subject to government regulation. For information regarding regulatory matters relating the Company's businesses, see the section titled "Government Regulation" in the description of each of the Company's businesses above and "Risk Factors-- Risks Inherent in the Business of CareInsite".

Item 2.  Properties.

         The Company leases space for its corporate headquarters, which it shares with CareInsite, in Elmwood Park, New Jersey. CareInsite leases space in Cambridge, Massachusetts and Somerset, New Jersey used for the operation of its healthcare e-commerce business.

         Medical Manager Health Systems' principal executive offices are located in Tampa, Florida and Alachua, Florida. Medical Manager Health Systems also maintains national sales and support offices in Mountain View, California, and has 58 additional offices in various regions of the country. Medical Manager Health Systems leases the majority of its properties and owns six facilities.

         Porex owns or leases principal facilities in Fairburn, Georgia, Petaluma, California, Ontario, California, College Point, New York, Bautzen, Germany and Kings Lynn, England, used for manufacturing, research, office space and warehouse purposes.

         The Company believes its facilities and equipment are well maintained, in operating condition and, in general, suitable for the Company's purposes and adequate for its present operation.

Item 3.  Legal Proceedings.

     The description below of the litigation contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including but not limited to the respective risks, uncertainties and contingencies identified in such descriptions. See "Business -- Disclosure Regarding Forward-Looking Information".

     Litigation by Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. against the Company, CareInsite and certain executives of the Company. On February 18, 1999, Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C. filed a complaint in the Superior Court of New Jersey against Synetic (as noted above, since renamed Medical Manager Corporation), CareInsite, Martin J. Wygod, Chairman of the Company, and three officers and/or directors of the Company, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that CareInsite, the Company and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the defendants from conducting a healthcare e-commerce business and from soliciting Merck-Medco's customers. The Company and Wygod agreements expired under their terms on May 24, 1999. The other individuals' agreements provide for expiration in December 1999, in the case of Mr. Suthern, March 2000, in the case of Mr. Mele, and September 2002, in the case of Mr. Holstein.

     A hearing was held on March 22, 1999 on an application for a preliminary injunction filed by Merck and Merck-Medco. On April 15, 1999, the Superior Court denied this application. The Company believes that Merck's and Merck-Medco's positions are without merit and intends to vigorously defend the litigation.

However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.

     Medical Manager Health Systems Year 2000 Litigation. A class action lawsuit was brought against Medical Manager Health Systems in 1998 alleging Year 2000 issues regarding The Medical Manager(R) software in versions prior to Version 9. Seven additional lawsuits were also brought against Medical Manager Health Systems in 1998, each purporting to sue on behalf on those similarly situated and raising essentially the same issues. In December 1998, Medical Manager Health Systems preliminarily entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The settlement created a settlement class of all purchasers of Version 7 and 8 of The Medical Manager(R) software, and released Medical Manager Health Systems from Year 2000 claims arising out of the sales of these versions of the Company's product. Under the terms of the settlement, Version 8.12, containing Medical Manager Health Systems' Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provides that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from Medical Manager Health Systems without a license fee, or to elect to take a share of a settlement cash fund. The settlement was approved by the United States District Court for the District of New Jersey on March 15, 1999. Pursuant to the settlement, Medical Manager Health Systems was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Versions 7 and 8 except 29 users who "opted-out" of the class settlement.

     Medical Manager Health Systems Securities Laws Litigation. A lawsuit was filed against Medical Manager Health Systems and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida securities laws arising out of Medical Manager Health Systems' issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company and Medical Manager Health Systems believe that this lawsuit is without merit and continue to vigorously defend against it.

     Mammary Implant Litigation. During the year ended June 30, 1988, Porex began distributing silicone mammary implants in the United States pursuant to a distribution arrangement with a Japanese manufacturer. Because of costs associated with increased government regulation and examination, Porex's supplier determined to withdraw its implants from the United States market. On July 9, 1991, the FDA mandated a recall of all implants manufactured by companies that elected not to comply with certain FDA regulations regarding data collection. Accordingly, Porex notified all of its customers not to use any implants sold by Porex and to return such implants to Porex for a full refund. Porex had ceased offering implants for sale prior to the recall date. Porex believes that after accounting for implants returned to it, the aggregate number of recipients of implants distributed by Porex under the Distribution Agreement in the United States totals approximately 2,500.

     Since March 1991, Porex has been named as one of many co-defendants in a number of actions brought by recipients of implants. Certain of the actions against Porex have been dismissed where it was determined that the implant in question was not distributed by Porex. In addition, as of August 18, 1999, 230 actions and 38 out-of-court claims were pending against Porex. Of the 230 actions, 111 involve implants identified as distributed by Porex and 86 cases involve implants identified as not having been distributed by Porex. In the remaining 33 actions, the implants have not been identified. During the fiscal year ended June 30, 1999, there were 36 implant-related claims made against Porex by individuals as compared with 16 claims made during the fiscal year ended

June 30, 1998 and 24 claims made during the fiscal year ended June 30, 1997. The majority of claims made during fiscal 1999 were claims that were filed by individuals following a court ruling in fiscal 1999 that cases filed in earlier years would not proceed as class actions, as a result of which such individuals would not be members of a class in such cases.

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

     In 1994, Porex was notified that its insurance carrier would not renew its then-existing insurance coverage after December 31, 1994 with respect to actions and claims arising out of Porex's distribution of implants. However, Porex has exercised its right, under such policy, to purchase extended reporting period coverage with respect to such actions and claims. Such coverage provides insurance, subject to existing policy limits but for an unlimited time period, with respect to actions and claims made after December 31, 1994 that are based on events that occurred during the policy period. In addition, Porex has purchased extended reporting period coverage with respect to other excess insurance. This coverage also extends indefinitely, replacing coverage which would by its terms have otherwise expired by December 31, 1997. The Company will continue to evaluate the need to purchase further extended reporting period coverage from excess insurers to the extent such coverage is reasonably available. The Company believes that Porex's present coverage, together with Porex's insurance policies in effect on or before December 31, 1994, should provide adequate coverage against liabilities that could result from actions or claims arising out of Porex's distribution of implants. To the extent that certain of such actions and claims seek punitive and compensatory damages arising out of alleged intentional torts, if awarded such damages may or may not be covered, in whole or in part, by Porex's insurance policies. In addition, Porex's recovery from its insurance carriers is subject to policy limits and certain other conditions.

     Based on the foregoing, the Company believes that the possibility is remote that pending actions and claims by recipients of mammary implant devices or any similar actions and claims that may be commenced or made in the future could pose a material risk to the financial position of the Company or its results of operations, although there can be no assurance of this.


     The Company is not a party to any other legal proceedings which, in its belief, could have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

           On April 16, 1999, the Company held its annual meeting of stockholders (the "Meeting"). At the Meeting, the stockholders voted to elect the Board of Directors of the Corporation and voted to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending June 30, 1999.

           Following is a brief description of each matter voted upon at the Special Meeting together with the number of votes cast for, against or withheld as to each matter.

           Proposal One: A proposal to elect the following 11 people to the Board of Directors of the Company, constituting the entire Board of Directors at that time:


-------------------------------------------------------------------------------------------------
Name of Director                         Votes Cast For                   Votes Withheld
----------------                         --------------                   --------------
-------------------------------------------------------------------------------------------------
Thomas R. Ferguson                          18,241,250                           14,217
-------------------------------------------------------------------------------------------------
Melvyn L. Goldstein                         18,241,250                           14,217
-------------------------------------------------------------------------------------------------
Ray E. Hannah                               18,241,250                           14,217
-------------------------------------------------------------------------------------------------
Roger H. Licht                              18,239,919                           15,248
-------------------------------------------------------------------------------------------------
James V. Manning                            18,241,250                           14,217
-------------------------------------------------------------------------------------------------
Bernard A. Marden                           18,240,000                           15,467
-------------------------------------------------------------------------------------------------
Charles A. Mele                             18,241,250                           14,217
-------------------------------------------------------------------------------------------------
Herman Sarkowsky                            18,241,250                           14,217
-------------------------------------------------------------------------------------------------
Paul C. Suthern                             18,241,250                           14,214
-------------------------------------------------------------------------------------------------
Albert M. Weis                              18,241,500                           14,214
-------------------------------------------------------------------------------------------------
Martin J. Wygod                             18,241,250                           14,214
-------------------------------------------------------------------------------------------------


     Proposal Two: A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending June 30, 1999.


     Votes Cast For:  18,255,937
     Votes Cast Against: 23,540
     Abstentions:    5,990

                              EXECUTIVE OFFICERS

     Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby included in Part I of this Report. The executive officers of the Company as of September 21, 1999 are as follows:


        Name                                               Age                              Position
        ----                                               ---                              --------

    Martin J. Wygod                                        59                          Chairman of the Board

    Michael A. Singer                                      52                          Co-Chief Executive Officer and Vice Chairman

    John H. Kang                                           36                          Co-Chief Executive Officer

    James R. Love                                          43                          Executive Vice President - Finance and
                                                                                       Administration and Chief Financial Officer

    David M. Margulies, M.D.                               48                          Executive Vice President--Chief Scientist

    Charles A. Mele                                        43                          Executive Vice President--General Counsel and
                                                                                       Secretary

    Paul C. Suthern                                        47                          Chief Executive Officer and President of
                                                                                       CareInsite

    Kirk G. Layman                                         41                          Senior Vice President - Finance and Chief
                                                                                       Accounting Officer

    Anthony Vuolo                                          41                          Senior Vice President--Business Development
                                                                                       and Treasurer

    Kim A. Davis                                           48                           Senior Vice President--Chief Executive
                                                                                        Officer and President of Porex
----------------------------



   Mr. Wygod has been Chairman of the Board of the Company since May 1989 and the principal executive officer of the Company since July 23, 1999. Mr. Wygod also served as the Company's President and Chief Executive Officer from May 1989 to February 1993 and until May 1994 was an executive officer of the Company. Until May 1994, Mr. Wygod was Chairman of the Board of Medco Containment Services Inc. for more than five years, and until January 1993 he also served as Chief Executive Officer of Medco. He is also engaged in the business of racing, boarding and breeding thoroughbred horses and is President of River Edge Farm, Inc.

   Mr. Singer has been Vice-Chairman and Co-Chief Executive Officer of the Company since July 23, 1999. From February 1997 to July 23, 1999, Mr. Singer was Chairman of the Board and has been Chief Executive Officer of Medical
Manager Health Systems since February 1997.   Mr. Singer is the founder of
Medical Manager Research & Development, Inc. ("MMR&D"), and the principal inventor of The Medical Manager(R) software program. From MMR&D's inception in 1981, Mr. Singer has been a director and its President and Chief Executive Officer.

  Mr. Kang has been Co-Chief Executive Officer of the Company since July 23, 1999. From July 1996 to July 23, 1999 Mr. Kang was a director of Medical Manager Health Systems and has been President of Medical Manager Health Systems
since July 1996.   Mr. Kang is the founder of Medical Manager Southeast, Inc.
("MMSE"), Medical Manager Health Systems, Inc.'s wholly-owned subsidiary which provides direct sales, marketing and support to customers in its Southeast
region, and has served as its President since its inception in 1994.   Mr. Kang
is also currently a director of Coast Dental Services, Inc., a management services company.

  Mr. Love became the Executive Vice President -- Chief Financial Officer of the Company in March 1999. Mr. Love became Executive Vice President - Finance and Administration of CareInsite in May 1999 and a Director of CareInsite in March 1999. Prior to joining the Company, Mr. Love was a Managing Director, since 1993, in the investment banking group of Merrill Lynch & Co. At Merrill Lynch, he was most recently responsible for the diversified companies group and the healthcare products group.

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


  Mr. Mele has been Executive Vice President--General Counsel of the Company since March 1998 and was Vice President--General Counsel from July 1995 to March 1998. Mr. Mele was an executive officer of the Company from May 1989 until December 1994 and was an executive officer of Medco for more than five years, until March 1995. Mr. Mele is also a director of Group 1 Software, Inc., a computer software company.


  Mr. Suthern was President and Chief Executive Officer of the Company from March 1998 through June 1999 and was an executive officer of the Company from February 1993 to July 1996, Vice Chairman from July 1996 to March 1998 and also Chief Executive Officer from October 1993 to January 1995, and was, until December 1994, an executive officer of Medco for more than five years. Mr. Suthern has become the President and Chief Executive Officer of CareInsite.

  Mr. Layman became Senior Vice President -- Finance and Chief Accounting Officer of Medical Manager Corporation in March, 1999 and was Vice President -- Financial Analysis of the Company from May, 1997 until March, 1999. Prior to joining the Company Mr. Layman was with the accounting firm of Arthur Andersen LLP where he was a partner since 1995.

  Mr. Vuolo has been Senior Vice President - Business Development and Treasurer of the Company since March 1999 and was Executive Vice President--Finance and Administration and Chief Financial Officer of the Company from March 1998 until March 1999. Mr. Vuolo has been an executive officer of the Company since May 1997 and an officer for more than five years and was, until December 1994, an officer of Medco for more than five years.

  Mr. Davis has been Senior Vice President of the Company and Chief Executive Officer and President of Porex Technologies Corp. since January 1998. Mr. Davis was Chief Operating Officer and President of Gelman Sciences, Inc. ("Gelman"), a provider of products and services for high technology filtration and separation systems and components, from May 1993 until January 1998. In February 1997, Gelman was acquired by Pall Corporation and Mr. Davis also became a Senior Vice President of Pall.

  Messrs Wygod, Singer, Suthern, Mele and Love are also directors of CareInsite. Messrs Wygod and Suthern are brothers in law.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded in the NASDAQ National Market System under the symbol "MMGR." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by NASDAQ.

                                                         High     Low
                                                         ----     ---
      Fiscal Year 1998
     -----------------
     First Quarter.........................               $45 7/8  $36 1/2
     Second Quarter........................               $42 1/4  $35 1/4
     Third Quarter.........................               $55      $36
     Fourth Quarter........................               $65 1/4  $51

     Fiscal Year 1999
     ------------------
     First Quarter.........................               $59      $30 1/4
     Second Quarter........................               $47 5/8  $33
     Third Quarter.........................               $62      $37 1/2
     Fourth Quarter........................              $112 3/4  $52 7/16

     The Company's Common Stock was held by 246 stockholders of record as of September 21, 1999. The Company believes that its Common Stock is beneficially held by at least 400 stockholders.

     The Company did not pay any dividends to the holders of its Common Stock during the two fiscal years ended June 30, 1999. The Company intends to continue to retain earnings to finance its business and its acquisition program and, accordingly, does not currently anticipate paying cash dividends to holders of its Common Stock.

Item 6.  Selected Financial Data.

     The following table sets forth selected consolidated financial data for the historical operations of the Company for each of the five years in the period ended June 30, 1999. The selected financial data for the year ended June 30, 1995 has been restated to reflect the divestiture of the Company's institutional pharmacies business in December 1994. The selected financial data does not include the retroactive restatement as it relates to the Medical Manager Health Systems, Inc. acquisition.

                                                              Year Ended June 30,
                                       ------------------------------------------------------------------
                                               1995            1996         1997         1998      1999
                                               ----            ----         ----         ----      ----
                                                       (In Thousands, Except Per Share Data)

Income Statement Data
Net revenues..........................       $ 39,179       $ 45,128       $ 52,885   $ 64,945  $100,164
Income (loss) from continuing
  operations before
  provision for income
  taxes...............................          1,078         13,202        (24,626)    14,832     6,207
Provision for income taxes............            443          4,617          2,834      5,788     3,820
                                             --------        -------       --------   --------  --------
Income (loss) from continuing
  operations..........................            635          8,585        (27,460)     9,044     2,387
Income from discontinued
  operations..........................         15,459            -              -          -         -
                                             --------        -------       --------   --------  --------

Net income (loss).....................       $ 16,094        $ 8,585       $(27,460)  $  9,044  $  2,387
                                             ========        =======       ========   ========  ========
Net income (loss) per share--basic:
  Continuing operations...............       $   0.04        $  0.52       $  (1.60)  $   0.51  $   0.12
  Discontinued operations.............           0.94             -              -          -         -
                                             --------        -------       --------   --------  --------
Net income (loss) per share--basic.....      $   0.98        $  0.52       $  (1.60)  $   0.51  $   0.12
                                             ========        =======       ========   ========  ========

Net income (loss) per share--diluted:
  Continuing operations...............       $   0.04       $   0.48      $  (1.60)    $  0.46  $   0.11
  Discontinued operations.............            .89             -             -           -        -
                                              -------       --------      ---------   --------  --------
Net income (loss) per share--diluted...       $  0.93       $   0.48      $  (1.60)    $  0.46  $   0.11
                                              =======       ========      =========   ========  ========


                                                                               At June 30,
                                                   ------------------------------------------------------
                                                       1995      1996        1997       1998      1999
                                                   --------  --------       --------   --------  --------
                                                                        (In Thousands)

Balance Sheet Data
Working capital.......................             $105,279  $166,328       $ 91,073   $108,069  $176,533
Total assets..........................              188,174   199,592        384,339    396,926   672,583
Long term debt, less
  current portion.....................                    -         -        165,000    159,500   168,739
Stockholders' equity..................              166,832   181,089        188,736    206,226   379,536


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage which certain items in the financial statements of the Company relate to net revenues.

                                                    PERCENTAGE OF NET SALES
                                                  FISCAL YEARS ENDED JUNE 30,
                                                  ---------------------------
                                                     1999    1998    1997
                                                     ----    ----    ----
Net revenues.....................................    100%    100%     100%

Costs and expenses
 Cost of revenues................................   46.7    45.6     46.7
 Selling, general and administrative.............   28.2    32.2     33.8
 Research and development........................   13.6     9.4     17.5
 Depreciation and amortization...................   10.1     8.4      6.2
 Litigation costs................................    4.3      --       --
 Interest and other income.......................  (18.1)  (31.7)   (24.4)
 Interest expense................................    9.0    13.3      5.9
 Acquired in-process research and development....     --      --     60.9
                                                   -----   -----   ------
                                                    93.8    77.2    146.6
                                                   -----   -----   ------
Income (loss) before provision for income taxes..    6.2    22.8    (46.6)

Provision for income taxes.......................    3.8     8.9      5.3
                                                   -----   -----   ------

Net income (loss)................................    2.4%   13.9%  (51.9)%
                                                   =====   =====   ======

Overview

     On July 23, 1999 Medical Manager Corporation (the "Company") (formerly known as Synetic, Inc.) acquired all of the outstanding stock of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation) in exchange for 14,109,455 newly issued shares of Medical Manager Corporation common stock. In connection with this merger, Synetic, Inc. changed its name to Medical Manager Corporation. The merger will be accounted for as a tax-free pooling-of-interests. The Company's consolidated financial statements have not been restated to reflect the merger with Medical Manager Health Systems, Inc. Accordingly, management's discussion and analysis of financial condition and results of operations reflect the historical operation of Medical Manager Corporation prior to the merger. The Company intends to record a charge in its first quarter ending September 30, 1999 for the costs associated with the merger.

     The historical operations of the Company are primarily related to its plastics and filtration technologies business, through its wholly owned subsidiary, Porex Technologies Corp. and its affiliated companies ("Porex"). For the year ended June 30, 1999, the majority of the Company's consolidated revenues and operating expenses were derived from Porex. For the years ended June 30, 1998 and 1997, all of the Company's consolidated revenues and a majority of its operating expenses were derived from Porex. As discussed below, the consolidated financial statements for the years ended June 30, 1999, 1998 and 1997 also include costs associated with the Company's activities in developing its healthcare electronic commerce business through the Company's majority owned subsidiary, CareInsite, Inc. and its affiliated companies ("CareInsite").

Fiscal Years Ended June 30, 1999 and 1998
Consolidated Results of Operations

     Net revenues for the year ended June 30, 1999 increased $35,219,000 or 54.2% over the comparable prior year period. Included in this increase are of revenues from Point Plastics and KippGroup, which were acquired in July 1998 and January 1999, respectively. Net revenues for the year ended June 30, 1999 also include $1,364,000 revenues from CareInsite for which there were no revenues in the comparable prior year period. Excluding the impact of acquisitions and the CareInsite revenue for which there was no comparable prior year amount, net revenues increased 4.3% from the prior years. This increase is due primarily to increased sales of components manufactured by Porex for consumer applications, primarily household components.

     Cost of revenues as a percentage of revenues increased to 46.7% from 45.6% in the prior year. Cost of revenues for the Porex Group were 46.3% versus 45.6% in the prior year. This increase is primarily attributable to lower margin revenues of the KippGroup, which was acquired in January 1999. Excluding the impact of the KippGroup's operations, cost of revenues as a percentage of revenues for Porex decreased to 44% from 45.6% in the prior year, principally due to improvements in manufacturing efficiencies.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1999 increased by $7,362,000 or 35.2% over the comparable prior year period. Selling, general and administrative costs in the Porex group increased $6,657,000 or 54.2%. This increase was primarily related to (i) the acquisitions of Point Plastics and the KippGroup in July 1998 and January 1999, respectively, which contributed $5,135,000 of this increase, and (ii) increased costs related to higher sales. As a percent of sales, selling, general and administrative costs in the Porex group was 19.2% for the year ended June 30, 1999 as compared to 18.9% in the prior year. Selling, general and administrative expenses reported by CareInsite increased $1,542,000, primarily due to the additional salaries and benefits for sales, marketing and business development efforts, as well as the increased costs incurred to support these efforts. Selling, general and administrative expenses also includes a benefit of $2,788,000 related to the minority interest in the net loss of CareInsite.

     Research and development expenses increased $7,484,000 over the prior year. This increase was primarily related to (i) a $2,381,000 write-off of capitalized software development costs which relate to the abandonment of CareInsite's development efforts with respect to certain of its products and services. Those efforts were abandoned as a result of encountering a high risk development issue associated with integrating those products and services with the acquired Cerner technology, (ii) increased research and development expenses, which consist of employee compensation, the cost of consultants and other direct expenses incurred in the development of CareInsite's product and (iii) to a lesser extent the development of new products, product applications and the continued enhancements of Porex's manufacturing processes.

     Depreciation and amortization increased $4,643,000 over the prior year, primarily related to the depreciation and amortization of goodwill, other intangible assets and property, plant and equipment related to the acquisitions of Point Plastics and the KippGroup.

     The Company recorded $4,300,000 in litigation charges for the fiscal year ended June 30, 1999, related to its ongoing defense against assertions that it violated certain agreements with Merck & Co., Inc. and Merck-Medco Managed Care, L.L.C.

     Interest and other income, net of interest expense for the fiscal year ended June 30, 1999 decreased by $2,892,000 or 24.2% versus the prior year due to (i) a decrease in funds available for investment primarily due to the payment of the cash portion of the purchase price for Point Plastics, (ii) declining yields in the Company's investment portfolio resulting from the reinvestment of maturing or redeemed securities at lower rates and (iii) the repurchase of $5,500,000 face amount of Convertible Debentures which resulted in a $600,000 pre-tax gain during the prior year for which there is no comparable amount in the current fiscal year. The Company's investments consist primarily of U.S. Treasury Notes and Federal Agency Notes. Interest and other income, net of interest expense, increased $729,000 at Porex due to additional cash flows from operations over the prior year.

     The increase in the effective tax rate for the fiscal year ended June 30, 1999 to 61.5% versus the prior year effective rate of 39.0% was primarily attributable to the impact of deconsolidation of CareInsite for federal income tax purposes offset by the minority interest benefit from the losses in CareInsite, not taxable for federal or state purposes.

Fiscal Years Ended June 30, 1998 and 1997
Consolidated Results of Operations

     Net revenues for the year ended June 30, 1998 increased $12,060,000 or 22.8% over the comparable prior year period. All of the Company's net revenues for 1998 and 1997 were derived from Porex. The Company's net revenues for the year ended June 30, 1998 include a full year of sales by Interflo Technologies, Inc., acquired in February 1997. Inclusion of a full year of Interflo's net revenues accounted for 7.4% of the Company's overall increase in net sales. The remaining 15.4% of the Company's increase in net sales was due principally to increased unit sales of writing components, increased unit sales of diagnostic products and various filtration devices, and increased unit sales of laboratory disposable products such as pipette tips and test tubes.

     All of the Company's cost of revenues for 1998 and 1997 were derived from Porex. Cost of revenues as a percentage of revenues decreased to 45.6% from 46.7% in the comparable prior year period principally due to increased leverage of certain fixed costs which do not increase proportionately with sales, labor efficiencies and increased sales of higher margin products.

     Selling, general and administrative expenses for the fiscal year ended June 30, 1998 increased by $3,039,000 or 17.0% to $20,920,000. Porex reported total selling, general and administrative expenses of $12,271,000 versus $11,677,000 in the prior year. As a percentage of net revenues, Porex's selling, general and administrative expenses for the year ended June 30, 1998 decreased to 18.9% from 22.1% due principally to increased sales which were not proportionately offset by such expenses since these costs do not vary directly with sales.

     Selling, general and administrative expenses at CareInsite increased $2,486,000 over the prior year, again, due to the additional salaries and benefits for sales, marketing and business development efforts, as well as the increased costs incurred to support these efforts.

     Research and development expenses decreased $3,173,000 versus the prior year. Research and development expenses for the fiscal year ended June 30, 1997 include CareInsite's write-off of $5,228,000 in costs associated with the acquisition of rights to certain intellectual property and software technologies for which there was no comparable write-off for the year ended June 30 1998. This write-off primarily related to payments for a royalty-free perpetual license for pharmacy and prescription related software applications, together with the supporting documentation. CareInsite licensed these assets for use in developing certain components of its computer applications. As CareInsite had not established the technological feasibility of its applications prior to the date the license was acquired, and there was no alternative future use of the licensed technology, the entire cost was charged to research and development expense. Excluding this item, CareInsite's research and development expenses of $4,159,000 versus $2,277,000 in the prior year. This increase is again due to increased employee compensation and related benefits, as well as the costs of consultants and other direct expenses incurred in the development of CareInsite's product. The $173,000 increase in Porex over the prior year was related to the development of new and existing products and enhancements to current manufacturing processes.

     Depreciation and amortization increased $2,164,000 over the prior year. Porex's depreciation and amortization increased $1,085,000 over the prior year, primarily due to the inclusion of a full year of goodwill amortization related to the acquisition of Interflo in the prior year. Depreciation and amortization at CareInsite increased $1,061,000 over the prior year, due primarily to the inclusion of a full year of goodwill amortization related to the acquisition of Avicenna.

     Acquired in-process research and development for the fiscal year ended June 30, 1997 was $32,185,000. This relates to the write-off of the portion of the purchase price allocated to acquired in-process research and development within CareInsite for the Avicenna and CareAgents acquisitions, discussed below.

     Interest and other income, net of interest expense for the fiscal year ended June 30, 1998 increased by $2,175,000 or 22.2% over the comparable prior year period primarily as a result of a full year of income earned on the proceeds of the Company's $165,000,000 principal amount of its 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") issued in February 1997, offset by a full year of the interest expense associated with the Convertible Debentures. The Company's investments consist primarily of U.S. Treasury Notes and Federal Agency Notes.

     The effective tax rate for the year ended June 30, 1998 increased to 39.0% from 37.5%, excluding, in the prior year, the portion of acquired in-process research and development charge relating to the acquisitions of Avicenna and CareAgents for which no tax benefits were recognized. The increase was primarily a result of the change in composition of the Company's marketable securities resulting in the decrease in investment income subject to the dividend received deduction.

Acquired in-process Research and Development-CareInsite-Fiscal Year Ended June 30, 1997

     In connection with the acquisitions of Avicenna and CareAgents, the Company allocated a portion of each purchase price to acquired in-process research and development. The amount allocated to acquired in-process research and development for each of these acquisitions was determined based on an income approach valuation methodology. For both Avicenna and CareAgents a nine year forecast of revenues and costs attributable to the acquired technology was prepared. The nine year projection period was consistent with the expected useful lives of the technology under development. The resulting operating cash flows were then reduced by working capital and capital expenditures and discounted to present value based on a discount rate of 30% for Avicenna and 50% for CareAgents. These different discount rates were used because, at the time of acquisition, Avicenna had commenced operations, had more than 30 employees and had received financing. In contrast, CareAgents, at the time of acquisition, had not commenced operations, had no employees other than its stockholders, and had not received any financing. These amounts have been expensed on the respective acquisition dates as the in-process research and development had not reached technological feasibility and had no alternative future use. A description of the acquired in-process research and development and the estimates made by the Company are set forth below.

     Avicenna. Avicenna's business plan was to design and market Intranets to provider organizations to provide communication and reference capabilities to these organizations. Doctors in these organizations would communicate via e-mail and forum groups with centralized medical reference information with the objective of reducing costs in a managed care environment. The fundamental technology plan was to develop a client/server based application to allow hospital affiliated doctors to access a local Intranet that housed medical reference information, in-house policies and procedures, and communication among the various parties. This required development of electronic search, medical reference material storage and communication capabilities such as forums and e-mail. The revenue model had been, prior to acquisition, primarily one based on pharmaceutical and medical device manufacturer's advertising fees on these Intranets. Avicenna also envisioned creating a search capability that would allow doctors to quickly access relevant reference information on a variety of medical topics from databases that were licensed to Avicenna. These databases would be customized in format by Avicenna.

     As of the acquisition date, Avicenna was in the early stages of its development and the systems under development had not yet reached technological feasibility. There was a working public Intranet site and they had begun to implement the search techniques. Their primary mechanism to allow users to search their Intranet sites and access content provided by hospitals, advertisers, and others was to develop a method of customizing that content via a software utility known as "Framework". Framework was in the initial stage of development with the substantive system design, coding, and testing work remaining incomplete. Framework was the fundamental piece of code that would enable users to be able to both search and reference the content contained on an Avicenna Intranet and thereby realize their business model.

     As of the December 24, 1996 acquisition date, Avicenna had incurred approximately $1,263,000 in research and development costs to develop the technology to its status described above. It was estimated that over $3,000,000 of costs remained to complete the projects described above in the following calendar year and that additional significant costs remained in subsequent years to further enhance and maintain the capabilities of the Avicenna system. Subsequent to the date of acquisition, we have modified the acquired technology from both Avicenna and CareAgents and incorporated them into a broader system, the CareInsite system.

     CareAgents. CareAgents' business plan was to design and market Internet based clinical commerce applications that allowed the various healthcare participants to exchange information and conduct basic medical transactions with each other. Participants included patients, providers, and suppliers. The fundamental technology plan was to create an Internet and standards based connection between the participants and then provide specific transaction capabilities using both internally and externally developed application software.

     CareAgents' technology was in the very early stages of development with basic user requirements, a business plan, preliminary system architecture with process flow diagrams and prototyping efforts comprising the work completed to date. In excess of $8.0 million in costs remained over the next two years to mature the technology to the point of technological feasibility and the complete for first product deployment. No work had been completed on a detailed engineering design or on building or testing any substantive code.

Capital Resources and Liquidity

     As of June 30, 1999, the Company had $111,628,000 of cash and cash equivalents and $296,792,000 of marketable securities. At June 30, 1999, the Company's marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes. On June 16, 1999, CareInsite completed its initial public offering of 6,497,500 shares at $18.00 of its Common Stock (the "Offering"), which included an over allotment of 847,500 shares. The net cash proceeds of the Offering were $106,446,000 after deducting anticipated amounts for underwriting discounts and commissions and Offering expenses.

     Net cash used in operations was $4,611,000, a decrease of $15,016,000 from the fiscal year ended June 30, 1998. This decrease was primarily related to higher expenditures related to the development of CareInsite and the income tax receivable related to the tax benefit from the exercise of stock options.

     Net cash used in investing activities was $120,614,000 for the fiscal year ended June 30, 1999, reflecting purchases of marketable securities, net of maturities and redemptions as well as the net cash paid for the businesses the Company acquired during the past fiscal year. Capital expenditures were $8,656,000, $12,159,000 and $6,063,000 for the years ended June 30, 1999, 1998 and 1997.

     Net cash provided by financing activities was $146,208,000 for the fiscal year ended June 30, 1999, primarily a result of the issuance of common stock by CareInsite, including the Offering referred to above as well as proceeds from the issuance of the Company's stock options and 401(k) purchases. The significant funds generated from financing activities are reinvested in existing businesses and are used to fund capital expenditures.

     As a result of the continuing efforts in developing CareInsite, CareInsite has incurred substantial operating losses since its inception and there can be no assurance that CareInsite will generate significant revenues or profitability in the future. CareInsite intends to significantly increase its expenditures primarily in the areas of development, sales and marketing, data center operations and customer support. As a result, CareInsite expects to incur substantial operating losses for at least the next two fiscal years.

     In addition to the Company's historical operations, Medical Manager Health Systems, Inc. had cash and cash equivalents of $40,902,000, revenues of $157,868,000 and net income of $15,299,000 as of and for the fiscal year ended June 30, 1999, respectively. Medical Manager Health Systems, Inc. had net cash provided by operations of $13,976,000, net cash used in investing activities of $17,238,000 and net cash used in financing activities of $1,389,000 for the fiscal year ended June 30, 1999.

     The Company intends to record a change in its first quarter ending September 30, 1999 for the costs associated with the merger.

     The Company believes that its cash flow from operations, the income earned on its investments, and the funds generated by CareInsite from the issuance of its common stock are sufficient to meet the anticipated working capital requirements of both the Company's and CareInsite's business, including the anticipated increased expenditures related to CareInsite noted above.

     The Company continues to pursue an acquisition program pursuant to which it seeks to effect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,
(i) the Company's cash, cash equivalents and marketable securities and (ii) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful. See "Business-Acquisition Program".

Recently Adopted Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. The Company adopted SFAS No. 130 during the year ended June 30, 1999. The adoption of SFAS No. 130 increased the reporting disclosures and had no impact on the results of operations of financial position of the Company.

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no impact on the results of operations or financial position of the Company (See Note 14).

     In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. The Company adopted SFAS No. 132 during the year ended June 30, 1999. The adoption of SFAS No. 132 did not have any impact on the results of operations or financial position of the Company.

Recently Issued Accounting Standards

     In March 1998, the American Institute of Certified Public Accounts issued Statement of Position, or "SOP", 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending June 30, 2000. Adoption of SOP 98-1 is expected to have no material impact on the Company's financial condition or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position or "SOP" 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs as incurred. The Company is required to implement SOP 98-5 for the year ending June 30, 2000. Adoption of SOP 98-5 is expected to have no material impact on the Company's financial condition or results of operations.

Year 2000

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries for the year in the date code field. These systems and software products will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. The Company has made a preliminary assessment of the Year 2000 readiness of its information technology systems, including the hardware and software that enables it to develop and deliver its healthcare electronic commerce products as well as its non-information technology systems. The Company's assessment plan consists of:

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

     The Company does not expect its future costs related to Year 2000 to be material.

     Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent developing a Year 2000 compliant healthcare electronic commerce channel. The Company does not expect its future costs related to Year 2000 to be material.

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

     The Company's statements regarding its Year 2000 project constitute forward looking statements. As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of Year 2000 on the operations of the Company could differ materially from the Company's expectations. For additional information on Year 2000 see the discussion about the risk factors inherent in the business of Medical Manager Health Systems and the business of Porex under the heading Risk Factors earlier in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in marketable securities. The Company does not use derivative financial instruments in its investments. The Company' investments consist primarily of U.S. Treasury Notes and Federal Agency Notes. The table below presents principal amounts and related weighted average interest rates by expected maturity date for the Company's investment portfolio and debt obligations.

                                 Fiscal Years
                                (in thousands)

-----------------------------------------------------------------------------------------------------------------
                                     2000           2001       2002          2003         2004        Thereafter
                                     ----           ----       ----          ----         ----        ----------
-----------------------------------------------------------------------------------------------------------------
Assets
------
Cash equivalents:
   Fixed rate..............         106,132            -            -            -            -             -
   Average interest rate...            4.83%           -            -            -            -             -
-----------------------------------------------------------------------------------------------------------------

Short term investment:
   Fixed rate..............          57,601            -            -            -            -             -
   Average interest rate...            5.49%           -            -            -            -             -
-----------------------------------------------------------------------------------------------------------------

Long term investment:
   Fixed rate..............               -            -      119,800       46,040       71,765         5,000
   Average interest rate...               -            -         6.41%        6.05%        5.97%         6.00%
-----------------------------------------------------------------------------------------------------------------

Total investment:
   Securities..............         163,733            -      119,800       46,040       71,765         5,000
   Average interest rate...            5.06%           -         6.41%        6.05%        5.97%         6.00%
-----------------------------------------------------------------------------------------------------------------

Long term debt:
   Fixed rate..............             929          778          504        6,915          313       160,229
   Average interest rate...            8.50%        8.50%        8.49%        6.36%        8.77%         5.02%
-----------------------------------------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data.

         Financial statements are contained on pages F-l through F-33 of the Report. Supplemental financial statements, retroactively restating the historical financial statements reflecting the acquisition of Medical Manager Health Systems, are contained on pages F-34 through F-70 and supplementary financial information is contained on pages S-1 through S-2 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

    The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A, except that the information regarding the Company's executive officers required by Item 401 of Regulation S-K has been included in Part I of this Report.

Item 11.   Executive Compensation.

    The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 13.   Certain Relationships and Related Transactions

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)-(2)  Financial Statements and Schedules:

            The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Supplemental Data at page F-l are filed as part of this Report.

(a)(3)      Index to Exhibits:

            See Index to Exhibits on page E-1.

(b)         Reports on Form 8-K:

            1. The Company filed a report on Form 8-K dated May 18, 1999 disclosing that it had executed an Agreement and Plan of Merger, dated May 16, 1999, pursuant to which Medical Manager Health Systems (formerly named Medical Manager Corporation) would become a subsidiary of the Company.

            2. The Company filed a report on Form 8-K dated June 4, 1999 as an exhibit to which it filed audited financial statements of The KippGroup for the period ended December 31, 1998 and 1997.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Medical Manager Corporation



Date:  September 27, 1999        By: /s/ Martin J. Wygod
                                     ------------------------------------
                                     Martin J. Wygod, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 1999.

(1)   Principal Executive Officer:    (4)  A Majority of the Board of Directors:


By:   /s/ Martin J. Wygod             Thomas R. Ferguson
    -----------------------------     Mervyn L. Goldstein
   Martin J. Wygod                    Ray E. Hannah
   Chairman of the Board              Courtney Jones
                                      John H. Kang
                                      Ray Kurzweil
                                      Roger H. Licht
                                      Bernard Marden
                                      James V. Manning
                                      Charles A. Mele
                                      Chris Peifer
                                      Herman Sarkowsky
                                      Michael A. Singer
                                      Paul C. Suthern
                                      Albert M. Weis
                                      Martin J. Wygod


(2)  Principal Financial Officer:
                                        By: /s/ Paul C. Suthern
                                            -------------------------
                                            Paul C. Suthern
                                            Individually and as Attorney-in-Fact
By: /s/ James R. Love
    --------------------------
    James R. Love
    Executive Vice President -
    Finance and Administration
    and Chief Financial Officer

(3) Principal Accounting Officer:


By: /s/ Kirk G. Layman
    --------------------------
    Kirk G. Layman
    Senior Vice President -
    Finance, Chief Accounting Officer

                               INDEX TO EXHIBITS

Number                        Title
------                        -----

3.1 Amended and Restated Certificate of Incorporation (Second) of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated July 27, 1999 (the "July 27, 1999 Form 8-K").

3.2       By-Laws of the Company, as amended. Incorporated by reference to
          Exhibit 3.2 to the July 27, 1999 Form 8-K.

4.1 Specimen Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to the July 27, 1999 Form 8-K.

4.2 Form of Indenture between the Company and United States Trust Company of New York, including form of Convertible Subordinated Debenture due 2007. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-21041).

10.1 Amended and Restated 1989 Class A Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.2 Amended and Restated 1989 Class B Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.3 1991 Director Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.4 Form of Stock Option Agreement dated as of May 17, 1989 between the Company and the members of the Stock Option Committee of the Board of Directors. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-38446).*

10.5 Retirement Plan for Salaried Employees of Porex Technologies Corp. of Georgia. Incorporated by reference to Exhibit 10.4 to Company's Registration Statement on Form S-1 (No. 33-28654) (the "Registration Statement").*

10.6 Form of Indemnification Agreement between the Company and the directors and officers of the Company. Incorporated by reference to
          Exhibit 10.6 to the Registration Statement.

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

          Employee Stock Ownership Plan and Trust and certain other individuals. Incorporated by reference to Annex IA to Amendment No. 3 to the Joint Proxy Statement/Prospectus included as part of the Company's Registration Statement on Form S-4 (File No. 333-50801) filed on July 8, 1998.

10.10 Amendment No. 1 to Agreement and Plan of Merger, dated as of March 6, 1998, among the Company, Plastics Acquisition Corp., a wholly owned subsidiary of the Company, Point Plastics, Inc., the Point Plastics, Inc. Employee Stock Ownership Plan and Trust and certain other individuals. Incorporated by reference to Annex IB to Amendment No. 3 to the Joint Proxy Statement/Prospectus included as part of the Company's Registration Statement on Form S-4 (File No. 333-50801) filed on July 8, 1998.

10.11 Employment Agreement, dated as of January 23, 1997, between the Company and David M. Margulies, M.D. Incorporated by reference to
          Exhibit 10.11 to the Company's Annual Report on Form 10-K filed September 28, 1998.*

10.12 Stock Option Agreement, dated as of January 7, 1998, between the Company and David M. Margulies, M.D. Incorporated by reference to
          Exhibit 10.12 to the Company's Annual Report on Form 10-K filed September 28, 1998.*

10.13 Employment Agreement, dated as of November 6, 1997, between the Company and Roger C. Holstein ("Holstein") together with Stock Option Agreement made as of June 23, 1997 between the Company and Holstein attached as Exhibit A-1 thereto and Stock Option Agreement made as of October 2, 1996 between the Company and Holstein attached as Exhibit A-2 thereto. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed September 28, 1998.*

10.14 Employment Agreement, dated as of December 12, 1997, between the Company and Kim A. Davis ("Davis"), together with Stock Option Agreement made as of November 18, 1997 between the Company and Davis attached as Exhibit A thereto and Stock Option Agreement made as of November 18, 1997 between the Company and Davis attached as Exhibit B thereto. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed September 28, 1998.*

10.15 Employment Agreement, dated as of December 12, 1997, between Porex Corporation and Kim A. Davis. Incorporated by reference to Exhibit
          10.1 to the Company's Annual Report on Form 10-K filed September 28, 1998.*

10.16 Amended and Restated Investment Agreement, dated as of September 13, 1994, between Martin J. Wygod and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 16, 1994.*

10.17 Form of Stock Option Agreement, made as of December 7, 1994, between the Company and each of James V. Manning (for 150,000 shares), Paul C. Suthern (for 180,000 shares) and Anthony Vuolo (for 125,000 shares). Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-21555).*

10.18 Merger Agreement, dated December 23, 1996, among the Company, Synternet Acquisition Corp., a wholly owned subsidiary of the Company, Avicenna Systems Corporation and the certain other individuals and entities. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (No. 333-18771).

10.19 1997 Class D Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

10.20 Amended and Restated 1991 Special Non-Qualified Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-36041).*

10.21 Subscription Agreement dated as of January 2, 1999 between Synetic Healthcare Communications, Inc., the Company, Avicenna Systems Corporation and Cerner Corporation. Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1998.

10.22 1998 Class E Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-8 (No. 333-72517).*

10.23 1998 Porex Technologies Corp. Stock Option Plan of the Company. Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement of Form S-8 (No. 333-72517).*


10.24 Employment Agreement, dated as of February 28, 1999, between the Company and James R. Love. Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of CareInsite, Inc. (Commission File No. 0-26345), filed March 26, 1999, and amended April 23, 1999, May 6, 1999, May 17, 1999, May 26, 1999, June 3, 1999 and
          June 11, 1999 (No. 333-75071).*

10.25 Stock Option Agreement, dated as of March 15, 1999, between the Company and James R. Love. Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 of CareInsite, Inc. (Commission File No. 0-26345), filed March 26, 1999, and amended April 23, 1999, May 6, 1999, May 17, 1999, May 26, 1999, June 3, 1999 and
          June 11, 1999 (No. 333-75071).*

10.26** Employment Agreement, dated as of May 16, 1999, between the Company and Michael A. Singer.*

10.27** Employment Agreement, dated as of May 16, 1999, between the Company and John H. Kang.*

10.28** The 1999 Medical Manager Corporation Stock Option Plan for Employees of Medical Manager Systems, Inc.*

10.29 Lease between PPI Holding Company, Inc. and Personalized Programming, Inc., dated March 12, 1996, as amended. Incorporated by reference to
          Exhibit 10.10 to Medical Manager Corporation >s (Commission File Number 0-29090) Registration Statement on Form S-1 (File No. 333-13101).*

10.30     Form Stock Option Agreement, between the Company and each of Michael
          A. Singer and John H. Kang. Incorporated by reference to Exhibit 99.5 to the June 24, 1999 S-4.*

10.31 Stock Purchase Agreement dated January 13, 1999 between the Company and David R. Kipp and James P. Kipp. Incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.32 Form of Tax-Sharing Agreement between the Company and CareInsite, Inc. Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of CareInsite, Inc.(Commission File No. 0-26345), filed March 26, 1999, and amended April 23, 1999, May 6, 1999,
          May 17, 1999, May 26, 1999, June 3, 1999 and June 11, 1999 (No. 333-
          75071).

10.33 Services Agreement, dated January 1, 1999, between the Company and CareInsite, Inc. Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of CareInsite, Inc.

          (Commission File No. 0-26345), filed March 26, 1999, and amended April 23, 1999, May 6, 1999, May 17, 1999, May 26, 1999, June 3, 1999 and
          June 11, 1999 (No. 333-75071).

10.34 Form of Indemnification Agreement between the Company and CareInsite, Inc. Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of CareInsite, Inc.(Commission File No. 0-26345), filed March 26, 1999, and amended April 23, 1999, May 6, 1999,
          May 17, 1999, May 26, 1999, June 3, 1999 and June 11, 1999 (No. 333-
          75071).

10.35 License Agreement, dated as of January 2, 1999, between CareInsite, Inc. and Cerner Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-Q filed for the quarter ending December 31, 1998.

10.36 Agreement and Plan of Merger, dated as of May 16, 1999 among Synetic, Inc., Medical Manager Corporation and Marlin Merger Sub, Inc. Incorporated by reference to Annex A to the Joint Proxy
          Statement/Prospectus included as part of the June 24, 1999 S-4.

10.37 Medical Manager Corporation's 1996 Amended and Restated Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to Medical Manager Corporation's (Commission File Number 0-29090) Quarterly Report dated November 13, 1998.*

10.38 Medical Manager Corporation's 1996 Amended and Restated Non-Employee Director's Stock Plan. Incorporated by reference to Exhibit 10.2 to Medical Manager Corporation's (Commission File Number 0-29090) Form 10-K for the fiscal year ended December 31, 1998.*

10.39 The 1999 CareInsite, Inc. Officer Stock Option Plan. Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of CareInsite, Inc. (Commission File No. 0-26345), filed March 26, 1999, and amended April 23, 1999, May 6, 1999, May 17, 1999, May 26,
          1999, June 3, 1999 and June 11, 1999 (No. 333-75071).*

10.40 Exclusive Electronic Gateway and Network Services Agreement, dated May 16, 1999, between CareInsite, Inc. and Medical Manager Health Systems, Inc., a wholly owned subsidiary of the Company.

10.41 Registration Rights Agreement, dated as of May 16, 1999, between the Company and certain Stockholders. Incorporated by reference to Exhibit
          4.1 to the Company's Registration Statement on Form S-4 (File No. 333-81123) filed on June 24, 1999 (the "June 24 1999 S-4"), as amended as reported in the July 27, 1999 Form 8-K.*

21.1**    Subsidiaries of the Company.

23.1**    Consent of Arthur Andersen LLP, New York, New York.

23.2**    Consent of PricewaterhouseCoopers LLP.

24.1**    Powers of Attorney.

27**      Financial Data Schedule.

___________________________
*   Management contract or compensation plan or arrangement.
**  Filed herewith.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA


     The following financial statements of the Company and its subsidiaries required to be included in Item 14.(a) (1) of Form 10-K are listed below:

                                                                                        Page
                                                                                        ----
     Historical Financial Statements:
     -------------------------------

     Report of Independent Public Accountants...................................        F-2

     Consolidated Balance Sheets at June 30, 1999 and 1998......................        F-3

     Consolidated Statements of Operations for the
         Years Ended June 30, 1999, 1998 and 1997...............................        F-5

     Consolidated Statements of Changes in Stockholders'
         Equity for the Years Ended June 30, 1999, 1998 and 1997................        F-6

     Consolidated Statements of Cash Flows for the Years Ended
         June 30, 1999, 1998 and 1997...........................................        F-7

     Notes to Consolidated Financial Statements.................................        F-8

     Supplemental Financial Statements:
     ---------------------------------

     Report of Independent Public Accountants...................................        F-34

     Report of Independent Certified Public Accountants.........................        F-35

     Supplemental Consolidated Balance Sheets at June 30, 1999 and 1998.........        F-36

     Supplemental Consolidated Statements of Operations for the
       Years Ended June 30, 1999, 1998 and 1997.................................        F-38

     Supplemental Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997....        F-39

     Supplemental Consolidated Statements of Cash Flows for the
       Years Ended June 30, 1999, 1998 and 1997.................................        F-41

     Notes to Supplemental Consolidated Financial Statements....................        F-43

     The following financial statement supplementary data of the Registrant and its subsidiaries required to be included in Item 14.(a) (2) of Form 10-K are listed below:
     Schedule I - Report of Independent Public Accountants......................        S-1

     Schedule II - Valuation and Qualifying Accounts............................        S-2


     All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Medical Manager Corporation:

We have audited the accompanying consolidated balance sheets of Medical Manager Corporation (a Delaware corporation) and subsidiaries (formerly Synetic, Inc.) as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Manager Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP

New York, New York
August 27, 1999

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                     ASSETS


                                                                                      June 30,
                                                                                 -------------------
                                                                                   1999       1998
                                                                                 --------   --------
CURRENT ASSETS:
     Cash and cash equivalents..........................................         $111,628   $ 90,645
     Marketable securities..............................................           55,345      9,995
     Accounts receivable, net of allowances for
       doubtful accounts and sales returns of $879 and
       $786 at June 30, 1999 and 1998, respectively.....................           17,343     11,071
     Inventories........................................................           12,760      5,813
     Other current assets...............................................           13,178     11,572
                                                                                 --------   --------
       Total current assets.............................................          210,254    129,096

PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements..............................................            3,182      1,605
     Buildings and improvements.........................................           17,911     11,261
     Machinery and equipment............................................           47,689     22,852
     Furniture and fixtures.............................................            2,771      3,924
     Construction in progress...........................................            5,031      6,853
                                                                                  -------    -------
                                                                                   76,584     46,495
     Less:  Accumulated depreciation....................................          (28,199)   (22,086)
                                                                                  -------    -------

       Property, plant and equipment, net...............................           48,385     24,409
                                                                                  -------    -------

OTHER ASSETS:
     Marketable securities..............................................          241,447   217,067
     Capitalized software development costs.............................           31,330     4,972
     Goodwill and other intangible assets, net of accumulated
      amortization of $5,280 and $2,241 at June 30, 1999
      and 1998, respectively............................................          134,478    12,378
     Other..............................................................            6,689     9,004
                                                                                 --------   -------
       Total other assets...............................................          413,944   243,421
                                                                                 --------   -------
                                                                                 $672,583  $396,926
                                                                                 ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,
                                                              --------------------
                                                                1999       1998
                                                              ---------  ---------
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,856   $  2,644
  Accrued and other liabilities.............................    24,859     13,002
  Income taxes payable......................................     5,006      5,381
                                                              --------   --------
   Total current liabilities................................    33,721     21,027
                                                              --------   --------

LONG-TERM DEBT..............................................   168,739    159,500
                                                              --------   --------

MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY.................................................    57,205          -
                                                              --------   --------

OTHER LIABILITIES...........................................    33,382     10,173
                                                              --------   --------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued..................................         -          -
  Common stock, $.01 par value; 300,000,000 shares
   authorized; 25,957,272 and 23,017,594 shares issued;
   20,688,809 and 17,749,131 shares issued and outstanding
   at June 30, 1999 and 1998, respectively..................       260        230
  Paid-in capital...........................................   375,296    203,482
  Retained earnings.........................................    43,188     40,801
  Treasury stock, at cost; 5,268,463 shares
   at June 30, 1999 and 1998................................   (38,287)   (38,287)
  Accumulated other comprehensive income (loss).............      (921)         -
                                                              --------   --------
   Total stockholders' equity...............................   379,536    206,226
                                                              --------   --------
                                                              $672,583   $396,926
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                  Years Ended June 30,
                                                                 -----------------------------------------------
                                                                   1999                1998              1997
                                                                 -----------------------------------------------

Net revenues...................................................   $ 100,164         $  64,945        $  52,885

Costs and expenses:
     Cost of revenues..........................................      46,770            29,607           24,675
     Selling, general and administrative.......................      28,282            20,920           17,881
     Research and development..................................      13,565             6,081            9,254
     Depreciation and amortization.............................      10,101             5,458            3,294
     Litigation costs..........................................       4,300                 -                -
     Interest and other income.................................     (18,082)          (20,567)         (12,894)
     Interest expense..........................................       9,021             8,614            3,116
     Acquired in-process research and development..............          -                  -           32,185
                                                                  ----------        ---------        ----------
                                                                     93,957            50,113           77,511
                                                                  ---------         ---------        ---------

Income (loss) before provision for income taxes................       6,207            14,832          (24,626)

Provision for income taxes.....................................       3,820             5,788            2,834
                                                                    -------         ---------        ---------

Net income (loss)..............................................   $   2,387         $   9,044        $ (27,460)
                                                                  =========         =========        =========

Income per share - basic:
     Net income (loss) per share...............................   $     .12         $     .51        $   (1.60)
                                                                  =========         =========        =========
     Weighted average shares outstanding.......................      19,370            17,671           17,133
                                                                  =========         =========        =========

Income per share - diluted:
     Net income (loss) per share...............................   $     .11         $     .46        $   (1.60)
                                                                  =========         =========        =========
     Weighted average shares outstanding.......................      21,942            19,834           17,133
                                                                  =========         =========        =========

  The accompanying notes are an integral part of these consolidated statements.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                Common Stock                                           Accumulated
                                             ---------------------                                        Other          Total
                                               Number of           Paid-In     Retained    Treasury   Comprehensive   Stockholders'
                                                 Shares   Amount   Capital     Earnings     Stock     Income (Loss)      Equity
                                               ---------  ------   ---------  ---------   ---------   -------------   ------------
Balance, June 30,1996..........................  22,007    $220    $158,227    $ 59,217    $(36,575)              -      $181,089
Net loss.......................................       -       -           -     (27,460)          -               -       (27,460)
Issuance of common stock for exercise of
  stock options and 401(k) plan................     323       3      13,503           -           -               -        13,506
Issuance of common stock and warrants for
  acquired companies...........................     535       6      24,482           -           -               -        24,488
Adjustment to purchase price of treasury
  stock........................................       -       -           -           -      (1,712)              -        (1,712)
Purchase of 50 shares of common stock
  for treasury, net of 18 shares reissued......       -       -           -           -      (1,175)              -        (1,175)
                                               --------- -------   --------    ---------   ---------  -------------  -------------
Balance, June 30,1997..........................  22,865    $229    $196,212    $ 31,757    $(39,462)              -      $188,736
                                               --------- -------   --------    ---------   ---------  -------------  -------------
Net income.....................................       -       -           -       9,044           -               -         9,044
Issuance of common stock for exercise of
  stock options and 401(k) plan................     153       1       7,270           -       1,391               -         8,662
Purchase of 6 shares of common stock for
  treasury.....................................       -       -           -           -        (216)              -          (216)
                                               --------- -------   ---------   ----------  ---------  -------------  -------------
Balance, June 30,1998..........................  23,018    $230    $203,482    $ 40,801    $(38,287)              -      $206,226
                                               --------- -------   --------    ----------  ---------  -------------  -------------
Net income.....................................       -       -           -       2,387           -               -         2,387
Foreign currency translation adjustment........       -       -           -           -           -          (1,121)       (1,121)
Unrealized gain on marketable securities.......       -       -           -           -           -             200           200
           Comprehensive income................       -       -           -           -           -               -  ------------
Increase in carrying value of CareInsite.......       -       -      54,257           -           -               -         1,466
Issuance of common stock for acquired                                                                                      54,257
  companies....................................   1,982      20      89,385           -           -               -        89,405
Issuance of common stock for exercise of stock
  options, warrants, 401(k) plan and redemption
  of convertible securities....................     957      10      28,172           -           -               -        28,182
                                               --------- -------   --------    ----------  ---------   ------------- --------------
Balance, June 30,1999..........................  25,957    $260    $375,296    $ 43,188    $(38,287)        $  (921)     $379,536
                                               ========= =======   ========    ==========  =========   ============= =============

 The accompanying notes are an integral part of these consolidated statements.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Years Ended June 30,
                                                                     --------------------------------
                                                                        1999       1998       1997
                                                                     ---------   ---------  ---------
Cash flows from operating activities:
 Net income (loss).................................................  $   2,387   $  9,044   $ (27,460)
 Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
  Depreciation and amortization....................................     10,101      5,458       3,294
  Write-off capitalized software costs.............................      2,381          -           -
  Deferred income taxes............................................        375      2,312      (4,336)
  Write-off of acquired in-process research and development........          -          -      32,185
  Write-off of acquired intellectual property and software
    technologies...................................................          -          -       5,228
  Net loss from investment in unconsolidated affiliate.............        596          -           -
  Minority interest in net loss in consolidated subsidiary.........     (2,788)         -           -
 Changes in operating assets and liabilities,
   net of the effects of acquisitions:
    Accounts receivable, net.......................................     (1,717)    (1,977)       (795)
    Inventories....................................................     (1,299)      (308)        147
    Other assets ..................................................      3,556     (4,790)     (7,184)
    Accounts payable...............................................     (1,509)       300         776
    Accrued liabilities............................................      3,910       (661)      1,690
    Other liabilities..............................................    (22,171)       926          48
    Income taxes payable...........................................      1,567        101      (2,026)
                                                                     ---------   --------   ---------
      Net cash (used in) provided by
      operating activities.........................................     (4,611)    10,405       1,567
                                                                     ---------   --------   ---------
 Cash flows from investing activities:
   Maturities and redemptions of marketable securities.............     74,741    102,756     396,638
   Purchases of marketable securities..............................   (137,548)   (91,293)   (494,895)
   Capital expenditures............................................     (8,656)   (12,159)     (6,063)
   Software development costs......................................     (7,768)         -           -
   Net cash paid for acquired businesses...........................    (40,033)         -     (10,612)
   Investment in unconsolidated affiliate..........................     (1,350)         -           -
                                                                     ---------   --------   ---------
      Net cash (used in) provided by
      investing activities.........................................   (120,614)      (696)   (114,932)
                                                                     ---------   --------   ---------
 Cash flows provided by financing activities:
   Net proceeds from issuance of common stock by
     CareInsite....................................................    120,152          -           -
   Purchases of treasury stock.....................................       (364)      (216)     (3,570)
   Proceeds from exercise of stock options, warrants and
    401(k) issuances, including related tax benefits...............     26,770      8,691      11,138
   Proceeds from issuance of convertible debentures,
    net of underwriting discount...................................          -          -     160,890
   Repurchase of convertible debentures............................          -     (4,842)          -
   Payments on long-term debt......................................       (350)         -           -
                                                                     ---------   --------   ---------
      Net cash provided by
      financing activities.........................................    146,208      3,633     168,458
                                                                     ---------   --------   ---------
 Net increase in cash and cash equivalents.........................     20,983     13,342      55,093
 Cash and cash equivalents, beginning of
   period..........................................................     90,645     77,303      22,210
                                                                     ---------   --------   ---------
 Cash and cash equivalents, end of period..........................  $ 111,628   $ 90,645   $  77,303
                                                                     =========   ========   =========

  The accompanying notes are an integral part of these consolidated statements.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:

     On July 23, 1999, Medical Manager Corporation (the "Company") (formerly known as Synetic, Inc.) acquired all of the outstanding stock of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation) in exchange for 14,109,455 newly issued shares of Medical Manager Corporation common stock. In connection with this merger, Synetic, Inc. changed its name to Medical Manager Corporation. The merger will be accounted for as a tax-free pooling-of-interests. These financial statements reflect the historical operations of Medical Manager Corporation and have not been restated to reflect the merger with Medical Manager Health Systems, Inc.

     Medical Manager Health Systems, Inc. and its affiliated companies ("MMHS") is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. MMHS develops, markets and supports The Medical Manager practice management system, which addresses the financial, administrative, clinical and practice management needs of physician practices. The Medical Manager system has been implemented in a wide variety of practice settings from small physician groups to multi-provider independent practice associations and management service organizations. MMHS's proprietary systems enable physicians and their administrative staffs to efficiently manage their practices while delivering quality patient care in a constantly changing health care environment.

     Prior to the merger with MMHS, the Company operated in two principal business segments; plastics and filtration technologies and healthcare electronic commerce.

     The Company's plastics and filtration technologies business is conducted through Porex Technologies Corp. and its affiliated companies ("Porex"). Over the past 36 years Porex has established a leading reputation in the porous plastics industry as a designer, manufacturer and distributor of porous and solid plastic components and products. Porex's porous and solid plastic components and products are used by other manufacturers in a wide range of healthcare, consumer, life sciences and industrial applications primarily to filter, wick, diffuse, drain, vent or control the flow of fluids or gases.

     In January 1999, the Company formed CareInsite, Inc. ("CareInsite") and contributed to it substantially all of the assets and liabilities of the Company's healthcare electronic business. CareInsite is in the development stage. CareInsite intends to provide a broad range of healthcare electronic commerce services which will leverage Internet technology to improve communication among physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants. The provision of products and services using Internet technology in the healthcare electronic commerce industry is subject to risks, including but not limited, to those associated with competition from existing companies offering the same or similar services, uncertainty with respect to market acceptance of its products and services, rapid technological change, management of growth, availability of future capital and minimal previous record of operations or earnings.

     On June 16, 1999, CareInsite completed its initial public offering of 6,497,500 shares of its common stock (the "Offering"). The net proceeds of the Offering were approximately $106,446,000. As of June 30, 1999 the Company owned 72.1% of CareInsite.

Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiary, Porex and its majority owned subsidiary CareInsite, after elimination of all material intercompany accounts and transactions.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

     Foreign Currency Translation--

     Assets and liabilities of Porex's foreign manufacturing facilities are maintained in their functional currency and translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average exchange rates during the year. Foreign currency translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss) in stockholders' equity.

     Revenue Recognition--

     Revenue is recognized upon product shipment, net of sales returns and allowances. Service revenues are recognized as services are performed.

     Use of Estimates--

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents--

     The Company considers all investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the consolidated statements of cash flows. These short-term investments are stated at cost, which approximates market.

     Marketable Securities--

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, net of unamortized premium or discount. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At June 30, 1999, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency notes. These investments had an aggregate market value of $298,037,000 and $229,683,000 at June 30, 1999 and 1998,
respectively. Of the investments at June 30, 1999, $54,670,000 were debt securities classified as available-for-sale maturing within one year. Unrealized gains on these securities were $278,000 at June 30, 1999. All of the Company's marketable securities at June 30, 1998 were classified as held-to-maturity. At June 30, 1999, gross unrealized gains pertaining to marketable securities and other investments were $1,523,000. Gains and losses on the sale of marketable securities and other investments are calculated using the specific identification method. Subsequent to year end, the Company purchased $50,000,000 principal amount of Federal Agency Notes maturing June 2001.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

     Inventories--

     Inventories are stated at the lower of (first-in, first-out) cost or market. Cost includes raw materials, direct labor, and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process and finished goods. Inventories consisted of the following (in thousands):

                                 June 30,
                              --------------
                               1999    1998
                              ------  ------

Raw materials and supplies..  $4,645  $3,219
Work-in-process.............   1,600     677
Finished goods..............   6,515   1,917
                             -------  ------
                             $12,760  $5,813
                             =======  ======

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

     Product Development Costs--

     Software--

     The Company incurs costs for the production of computer software for use in the sale of CareInsite's services. All costs in the software development process which are classified as research and development costs are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, software development costs are capitalized until the software is commercially available. Costs capitalized include direct labor and related overhead for software produced by CareInsite and the costs of software licensed from third parties. Such costs are recorded at the lower of unamortized cost or net realizable value. During the year ended June 30, 1999, CareInsite abandoned its development efforts with respect to certain of its products and services. Those efforts were abandoned as a result of encountering a high risk development issue associated with integrating those products and services with the acquired Cerner technology (See Note 3). Accordingly, the capitalized software costs related to these products and services in the amount of $2,381,000 were written off and included in development expenses for the year ended June 30, 1999. As of June 30, 1999 and 1998, capitalized internally generated costs were $4,353,000 and $4,368,000, respectively. As of June 30, 1999 and 1998, amounts capitalized for software licensed from vendors were $26,977,000 and $604,000, respectively. Software licensed from vendors primarily relates to the perpetual software licenses obtained from Cerner. For the year ended June 30, 1997, $5,228,000 of costs associated with the acquisitions of certain intellectual property and software technologies were expensed as research and development, as technological feasibility had not been reached.

     Plastics and Filtration Technologies--

     The Company incurs costs for the development of new and improved products, product applications and manufacturing processes using porous and injection molded plastics. These development costs are expensed as incurred.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

     Reclassifications--

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     Accrued and other liabilities--

     Accrued and other liabilities consisted of the following (in thousands):


                                              June 30,
                                          ----------------
                                           1999     1998
                                          -------  -------

     Accrued payroll and benefit costs..  $ 7,010  $ 5,585
     Accrued acquisition costs..........    1,651      539
     Accrued interest...................    3,064    2,961
     Accrued professional fees..........    2,585      770
     Accrued legal costs................    5,999    1,230
     Current portion of long-term debt..      929       --
     Other..............................    3,621    1,917
                                          -------  -------
         Total                            $24,859  $13,002
                                          =======  =======

     Income Taxes--

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income (See Note 7). A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

     Net Income (Loss) Per Share--

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The new standard simplifies the computation of net income per share and increases comparability to international standards. Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Convertible Debentures (See Note 6), if converted, would not have had a dilutive effect on net income per share for the periods presented.

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

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

     A reconciliation of weighted average shares outstanding (basic) to weighted average shares outstanding assuming dilution (diluted) follows:

                                                                Years Ended June 30,
                                                    ---------------------------------------
                                                         1999        1998          1997 (2)
                                                    ---------------------------------------

     Weighted average shares outstanding (basic)..      19,370       17,671        17,133
     Common stock equivalents (1).................       2,572        2,163             -
                                                        ------       ------       -------
     Weighted average shares outstanding
       assuming dilution (diluted)................      21,942       19,834        17,133
                                                        ======       ======       =======

(1)  Issuable primarily under stock option plans.
(2)  Common stock equivalents not reflected above as they were antidilutive.

     Goodwill and other intangible assets--

     Goodwill, which represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired, is amortized on a straight line basis over periods ranging from three to ten years for healthcare electronic commerce acquisitions and 35 to 40 years for plastics and filtration technologies acquisitions. Intangible assets primarily relate to patented and unpatented technologies and tradenames and are amortized on a straight line basis over periods ranging from 19 to 40 years.

     Accounting for Stock-Based Compensation--

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for measurement and recognition of stock-based transactions with employees and non-employee directors. The Company discloses on a pro forma basis both net income and earnings per share as if the fair value based accounting method were used and the difference between compensation cost recognized by APB No. 25 and the fair value method of SFAS No. 123 (See Note 9).

     Recently Adopted Accounting Standards--

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income" ("SFAS No. 130"), effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. The Company adopted SFAS No. 130 during the year ended June 30, 1999. The adoption of SFAS No. 130 increased the reporting disclosures and had no impact on the results of operations or financial position of the Company.

          In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14,"Financial Reporting for Segments of a Business Enterprise", replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on the results of operations or financial position of the Company (See Note 14).

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

          In February 1998, Statement of Financial Accounting Standards No.
132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", ("SFAS No. 132"), was issued and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 132 during the year ended June 30, 1999. This statement revises employers' disclosures about pension and other post-retirement benefit plans. The adoption of SFAS No. 132 did not have any impact on the results of operations or financial position of the Company.

     Recently Issued Accounting Standards--

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position, or "SOP," 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending June 30, 2000. Adoption of SOP 98-1 is expected to have no material impact on the Company's financial condition or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that entities expense start-up costs as incurred. The Company is required to implement SOP 98-5 for the year ending June 30, 2000. Adoption of SOP 98-5 is expected to have no material impact on the Company's financial condition or results of operations.

(2)  Acquisitions:


Porex
-----


     Point Plastics-

     On July 21, 1998, the Company completed the acquisition of Point Plastics, Inc. ("Point Plastics"), a manufacturing company located in Petaluma, California, for $34,399,942 in cash and 832,259 shares of the Company's common stock. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $51.18 per share. Point Plastics designs, manufactures and distributes injection-molded, disposable laboratory plastics used for liquid handling in the life sciences marketplace.



     The acquisition was accounted for using the purchase method of accounting, with the purchase price being allocated to assets acquired based on their estimated fair values. Point Plastics' results of operations have been included in the Company's financial statements beginning July 21, 1998.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)  Acquisitions: (continued)



     A preliminary summary of the purchase price allocation is as follows (in thousands):

               Cash and cash equivalents            $ 5,089
               Marketable securities- short-term      3,490
               Accounts receivable                    2,170
               Inventories                            3,629
               Other current assets                   4,863
               Property, plant and equipment         13,665
               Marketable securities- long-term       3,155
               Goodwill                              41,625
               Intangible assets                     20,600
               Other assets                             192
                                                    -------
                                                    $98,478
                                                    =======



     The intangible assets consist of the fair market values of unpatented technologies of $14,700,000 and tradename of $5,900,000. The goodwill, unpatented technologies, and tradename are being amortized over a period of 40 years, 30 years and 40 years, respectively.


     KippGroup-


     On January 22, 1999, the Company completed the acquisition of the KippGroup ("KippGroup"), a manufacturing company located in Ontario, California, for $75,000 in cash and 1,150,028 shares of the Company's common stock (subject to adjustment as described below). The fair value of the shares, as determined by management, was approximately $40.70 per share.



     Of the purchase price, approximately $3,000,000 is held in escrow. If the KippGroup's earnings before interest and taxes as defined in the Purchase Agreement ("EBIT") for the 12 months ending June 30, 2000 are greater than $5,500,000, then the sellers will receive the funds held in escrow and the interest earned thereon. If the KippGroup's EBIT for such period is less than or equal to $5,500,000, the Company will retain the funds held in escrow and the interest earned thereon, which will be treated as a reduction in purchase price.


     If the KippGroup's EBIT for the 12 month period ending June 30, 2000 ("Determination Period EBIT") is greater than $5,500,000, then the sellers will be entitled to receive additional purchase price of up to approximately $13,500,000 (the "Earnout Amount"). Any additional purchase price is payable in cash or shares of the Company's common stock, at the discretion of the Company. The sellers will receive the same percentage of the Earnout Amount as the percent of $2,000,000 represented by the amount, if any, of KippGroup's Determination Period EBIT between $5,500,000 and $7,500,000.


     The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired based on their estimated fair values. KippGroup results of operations have been included in the Company's financial statements beginning January 22, 1999.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)    Acquisitions: (continued)


     A preliminary summary of the purchase price allocation is as follows (in thousands):

               Cash and cash equivalents        $ 3,333
               Accounts receivable                1,736
               Inventories                        2,107
               Other current assets                  73
               Property, plant and equipment      9,001
               Goodwill                           5,522
               Intangible assets                 34,600
               Other assets                          54
                                                -------
                                                $56,426
                                                =======

     The intangible assets consist of the fair market values of patented technology of $2,200,000, unpatented technology of $19,200,000 and tradename of $13,200,000.


     The goodwill, patented technology, unpatented technology and trademark are being amortized on a straight-line method over a period of 40 years, 19 years, 30 years and 40 years, respectively.

CareInsite
----------

     Med-Link--

     On May 24, 1999, CareInsite acquired Med-Link Technologies, Inc. ("Med-Link"), a provider of electronic data interchange services based in Somerset, New Jersey. The purchase price for the outstanding capital stock of Med-Link was $14,000,000 in cash. The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired based on their estimated fair values. The operations of Med-Link are included in the Company's financial statements beginning May 24, 1999. Goodwill of $13,450,000 is being amortized over ten years based on a straight-line method.


     A preliminary summary of the purchase price allocation is as follows (in thousands):

               Cash                             $    20
               Accounts receivable                  711
               Other assets                          38
               Property, plant and equipment        459
               Goodwill                          13,450
                                                -------
                                                $14,678
                                                =======

     Avicenna--

     On December 24, 1996, the Company acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna, a privately-held, developmental-stage company located in Cambridge, Massachusetts, for 428,643 shares of the Company's common stock and 161,015 shares of the Company's common stock to be issued in connection with the exercise of employee stock options. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $47.37 per share. A discount was applied to the market value of the Company's stock to reflect the limitations restricting the liquidity and transferability of such shares to arrive at this amount. As additional consideration, the Company agreed to issue to certain sellers, nontransferable warrants covering 250,000 shares of the Company's common stock, exercisable after December 23, 1998 at a price of $54.50 per share. Avicenna's business

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)    Acquisitions: (continued)

plan has been to market and build Intranets for managed care organizations, hospitals and physician groups. The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired based on their estimated fair values. Avicenna's results of operations have been included in the Company's financial statements since December 24, 1996.

     A summary of the purchase price allocation is as follows (in thousands):

          Cash                                                  $   42
          Short-term investments                                   240
          Other assets                                             216
          Property, plant and equipment                            759
          Acquired in-process research and development          28,600
          Intangible assets                                      1,502
          Goodwill                                                 116
                                                               -------
                                                               $31,475
                                                               =======

     The intangible assets of $1,502,000 represent the estimated fair market value of Avicenna's existing technical staff. The amount allocated to technical staff was determined based on the estimated costs to recruit, train and develop a replacement workforce. The significant assumptions include salary and benefit levels and expected employee turnover rate.

     The amount allocated to acquired in-process research and development of $28,600,000 was determined using established valuation techniques. Remaining amounts have been allocated to goodwill and were amortized over a two-year period.

     CareAgents--

     On January 23, 1997, the Company acquired CareAgents for 106,029 shares of the Company's common stock. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $30.65 per share. A discount was applied to the market value of the Company's common stock to reflect the two year limitation restricting the liquidity and transferability of such shares to arrive at this amount. CareAgents was an early development stage company focused on Internet-based clinical commerce applications. The acquisition was accounted for using the purchase method with the purchase price being allocated to acquired in-process research and development of $3,585,000, based on its fair value. CareAgents' results of operations have been included in the Company's financial statements since January 23, 1997. The amount allocated to acquired in-process research and development of $3,585,000 was determined using established valuation techniques.

     Pro forma Information--

     The following summary, prepared on a pro forma basis, combines the results of operations of the Company, Medical Manager Health Systems, Inc., Point Plastics, KippGroup and Med-Link (See Note 3) assuming the acquisitions were consummated at the beginning of the periods presented (in thousands, except per share data):

                                       Year Ended June 30,
                                  -----------------------------
                                      1999              1998
                                  -----------------------------
                                           (Unaudited)

Net revenues                      $273,450            $235,460
Net income                          16,598              23,215
Net income per share - basic      $   0.49            $   0.71
Net income per share - diluted    $   0.45            $   0.66

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)    Acquisitions: (continued)


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, such pro forma results are not intended to be a projection of future results.

          Acquired In-Process Research and Development-

     The amounts allocated to acquired in-process research and development of approximately $28,600,000 and $3,585,000 related to Avicenna and CareAgents, respectively, were expensed in the periods of acquisition, with no corresponding tax benefits, as such research and development was in process at the time of the acquisitions and had not reached technological feasibility and had no alternative future use. A description of the acquired in-process research and development and the estimates made are as follows:

     Avicenna-

     The amount allocated to acquired in-process research and development of $28,600,000 was determined based on an income approach valuation methodology. The valuation projected revenue and costs over a nine year period with profitability commencing in three years and increasing steadily through year nine. The assumptions on which the projections were based are subject to a high degree of uncertainty. The more significant uncertainties were those regarding the timing and extent of the estimated revenues associated with this technology as well as the estimated costs to complete the development. A nine year forecast of revenues and costs attributable to the acquired technology was prepared. The nine year projection period was consistent with the expected useful life of the Intranets under development. The resulting operating cash flows were then reduced by working capital and capital expenditures and discounted to present value based upon a discount rate of 30%.

     Avicenna was in the early stages of its development and the systems under development had not yet reached technological feasibility. There was no alternative future use for the technology then developed.

     Avicenna had incurred approximately $1,263,000 in research and development costs to develop the technology to its then current status. Significant costs remained to complete the technological capabilities of its product line and then migrate those capabilities to a new business model envisioned by the Company.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)   Acquisitions: (continued)

     CareAgents-

     The entire purchase price of $3,585,000 was assigned to acquired in-process research and development. The purchase price allocation to acquired in-process research and development was determined based on an income approach methodology. The assumptions on which the projections were based are subject to a high degree of uncertainty. The more significant uncertainties were those regarding the timing and extent of the estimated revenues associated with this technology as well as the estimated costs to complete the development, as the company was in its initial stages of development. A nine year forecast of revenues and costs attributable to the acquired technology was prepared. The nine year projection period was consistent with the expected useful life of the Intranets under development. The resulting operating cash flows were then reduced by working capital and capital expenditures and discounted to present value based upon a discount rate of 50%.

(3)  Significant Transactions:

     In October 1998, the Company entered into agreements in principle with two strategic partners for its healthcare electronic commerce business --The Health Information Network Connection LLC ("THINC") and Cerner Corporation ("Cerner"). In January 1999, the Company formed CareInsite and contributed to it substantially all of the assets and liabilities of the Company's healthcare electronic commerce business and $10,000,000 in cash. During the year ended June 30, 1999, CareInsite completed the transactions described below:

     THINC --

     In January 1999, CareInsite, THINC, and THINC founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI") and HIP Health Plans ("HIP") entered into definitive agreements and consummated a transaction for a broad strategic alliance. Under this arrangement, among other things, CareInsite (i) acquired a 20% ownership interest in THINC in exchange for $1,500,000 and a warrant to purchase an aggregate of 4,059,118 shares of common stock of CareInsite, (ii) agreed to extend senior loans to THINC of $2,000,000 and $1,500,000 of working capital line of credit (the "Working Capital Line of Credit"), (iii) entered into a Management Services Agreement with THINC pursuant to which CareInsite will manage all operations of THINC, including, providing THINC with certain content and messaging services, (iv) licensed to THINC content and messaging services for use over the THINC network and (v) entered into Clinical Transaction Agreements with each of Empire, GHI, and HIP (the "THINC Payers") to provide online prescription and laboratory transaction services.

     CareInsite's Clinical Transaction Agreement with GHI specifies that CareInsite does not have the right to provide prescription communication services to GHI unless either CareInsite enters into an agreement with GHI's pharmacy benefit manager outlining a methodology for the implementation of such services or GHI elects to proceed without such an agreement. GHI's current pharmacy benefit manager is Merck-Medco, a company with whom the Company and CareInsite are currently involved in litigation (See Note 10). To date, CareInsite has not entered into any such agreement with Merck-Medco and GHI has not made such election.

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

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Significant Transactions: (continued)

     The warrant issued to THINC is exercisable on December 13, 1999 at $4.00 per share of CareInsite's common stock. The warrant expires on January 1, 2006 subject to certain exceptions. The warrant and shares of CareInsite's common stock issuable upon exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant on the date issued was approximately $1,700,000, as determined using the Black-Scholes option pricing model. CareInsite accounts for its investment in THINC using the equity method of accounting.

     Cerner--

     In January 1999, CareInsite also entered into definitive agreements and consummated a transaction with Cerner for a broad strategic alliance. Cerner, a publicly traded corporation, is a supplier of clinical and management information systems for healthcare organizations. Under this arrangement, CareInsite, among other things, obtained a perpetual software license to the functionality embedded in Cerner's Health Network Architecture ("HNA") including HNA Millennium Architecture in exchange for 12,437,500 shares of CareInsite's common stock (such shares are subject to certain restrictions on transfer and other adjustments). In addition, CareInsite has issued to Cerner a warrant to purchase up to 1,008,445 shares of common stock at $4.00 per share, exercisable only in the event THINC exercises its warrant. Also, CareInsite will issue to Cerner 2,503,125 additional shares of common stock on or after February 15, 2001 at $0.01 per share in the event that CareInsite has achieved a stated level of physician participation by 2001. The software acquired from Cerner was valued at $20,800,000 based on the value of the equity consideration as determined using an income approach valuation methodology. A ten year forecast of revenues and costs was prepared with the resulting cash flows reduced by working capital and capital expenditures and then discounted to present value based on a weighted average discount rate of 30%. Additionally, because the shares issued to Cerner have no ready market and contain restrictions on transferability, a 15% lack of marketability discount was applied. In connection with CareInsite's strategic relationship with Cerner, CareInsite sold to Cerner a beneficial interest representing 2% of THINC. As beneficial owner Cerner will receive any dividends, income and liquidation or disposition proceeds related to their 2% interest. However, CareInsite will remain the owner of record, will exercise voting rights and will have the right to sell, transfer, exchange, encumber, or otherwise dispose of Cerner's 2% interest. Cerner has also agreed to fund $1,000,000 of CareInsite's $2,000,000 senior loan to THINC. Additionally, CareInsite and Cerner entered into a Marketing Agreement that allows for the marketing and distribution of CareInsite's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and management information systems. In addition, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of CareInsite's services, as well as ongoing technical support and future enhancements to HNA. For the year ended June 30, 1999, CareInsite has paid to Cerner $320,000 for these services.

     Concurrent with the Offering, CareInsite sold 537,634 shares of its common stock to Cerner for cash proceeds of $9,000,000. As of June 30, 1999, Cerner owned 18.7% of CareInsite.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Significant Transactions: (continued)

     Horizon Blue Cross Blue Shield of New Jersey --

     In June 1999, CareInsite entered into a five and one-half year agreement with Horizon Blue Cross Blue Shield of New Jersey ("Horizon") to provide online prescription, laboratory and managed care communication services. In connection with this transaction, among other things, CareInsite issued to Horizon a warrant to purchase an aggregate of 811,824 shares of common stock of CareInsite. The warrant issued to Horizon is exercisable 30 months following the offering of CareInsite's common stock. The exercise price per share is $18.00. The warrant expires January 4, 2005. The warrant and shares of CareInsite's common stock issuable upon exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant on the date issued was $6,725,000, as determined using the Black-Scholes option pricing model.

     Medical Manager Health Systems, Inc.--

     MMHS and CareInsite have entered into an agreement under which CareInsite will be the exclusive provider of certain network, web hosting and transaction services to MMHS. Under this agreement, CareInsite intends to provide healthcare e-commerce services to MMHS's physician base. CareInsite intends to use MMHS's sales and support network as a platform from which to distribute, install and support CareInsite's transaction, messaging and content services to MMHS physicians.

     America Online Agreement--


     On September 15, 1999, CareInsite entered into a strategic alliance with America Online, Inc. ("AOL") for CareInsite to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based brands Netscape, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, CareInsite and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Through this arrangement, AOL Members will have access to CareInsite's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan-approved prescriptions, view lab results, review claims status, receive explanations of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. CareInsite and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, CareInsite has agreed to make $30,000,000 of guaranteed payments to AOL.

     Under a separate agreement entered into in September 1999, AOL purchased 100 shares of newly issued CareInsite convertible redeemable preferred stock ("Preferred Stock") at a price of $100,000 per share, or $10 million of Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of CareInsite's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and subject to certain antidilution protections
(ii) a warrant exercisable for the same number of shares of CareInsite's common stock, or 2,030.5 shares, at a price of $49.25 per share subject to certain antidilution protections. In the event that AOL elects to convert the 100 shares of Preferred Stock it purchased in September 1999, it would receive 203,046 shares of CareInsite's common stock and a Warrant exercisable into an additional 203,046 shares at $49.25 per share. The Preferred Stock is non-voting and no dividend is payable on the Preferred Stock unless CareInsite declares a dividend on its common stock.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Stockholders' Equity:

     In April 1997, the Company announced that its Board of Directors authorized a repurchase program involving the purchase of the Company's common stock and outstanding convertible debentures not to exceed $15,000,000 in the aggregate. For the years ended June 30, 1999 and June 30, 1998, the Company repurchased 10,700 and 6,000 shares at a cost of approximately, $364,000 and $216,000, respectively. The Company has reissued all of these shares for employee stock option exercises. In August 1999, the board of directors rescinded the repurchase program.

     On July 23, 1999, the Company amended and restated Article Four of its Certificate of Incorporation, increasing the number of authorized shares to 310,000,000, of which 300,000,000 were designated as common stock. The financial statements have been adjusted retroactively to reflect this amendment.

(5)  Increase in Carrying Value of CareInsite:

     Securities and Exchange Commission Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, permits the difference between the carrying value of the parent's investment in its subsidiary and underlying book value of the subsidiary after a stock issuance by the subsidiary to be reflected as a gain or loss in the consolidated financial statements, or as a capital transaction. However, for sales of stock by a subsidiary in the development stage, gain recognition is not permitted. Accordingly, as CareInsite is a development stage company, the Company recorded a credit to paid-in capital of $54,257,000, net of deferred taxes as a result of shares issued by CareInsite during the year ended June 30, 1999.

(6)    Long-Term Debt:

     The following table summarizes the Company's long-term debt as of June 30, 1999 and 1998 (in thousands):

                                                                                                June 30,
                                                                                     -------------------------------
                                                                                          1999              1998
                                                                                     -------------------------------
Convertible subordinated debentures
  due 2007 with interest at 5% payable semi-annually (1)..................                $159,484          $159,500
Note payable to former shareholder of Point Plastics
 due April 2003 with interest at 6.23% payable quarterly (2)..............                   6,531                --
Other long-term  debt (3).................................................                   3,653                --
                                                                                     -------------     -------------
Total.....................................................................                 169,668           159,500

Less current portion......................................................                     929                --
                                                                                     -------------     -------------
Long-term portion.........................................................                $168,739          $159,500
                                                                                     =============     =============

(1) In February 1997, the Company issued to the public $165,000,000 aggregate principal amount of its 5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"). The Convertible Debentures are convertible at any time prior to maturity, unless previously redeemed into shares of the Company's common stock, at a conversion price of $60.00 per share, subject to adjustment under certain circumstances. In connection with the issuance of the Convertible Debentures, the Company recorded debt issuance costs of approximately $5,100,000 that are included in other assets, net of accumulated amortization costs, in the consolidated financial statements. Such costs are being amortized to interest expense using the effective interest method over the life of the Convertible Debentures. In conjunction with the repurchase program discussed in Note 4, the Company repurchased $5,500,000 face amount of Convertible Debentures during the fiscal year ended June 30, 1998 and subsequently retired these debentures during the fiscal year ended June 30, 1999. In addition, holders of $16,000 face amount of the Company's Convertible Debentures redeemed their Convertible Debentures into approximately 267 shares of the Company's common stock during the fiscal year ended June 30, 1999.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Long-Term Debt: (continued)

(2) The note payable of $6,531,000 is to a former shareholder of Point Plastics. The note is callable under certain circumstances.

(3) The other long-term debt included above consists of various loans with interest rates ranging from 7.75% - 12.94%.

     The annual maturities of long-term debt are as follows (in thousands):

June 30,
--------

     2000.......................................................................................    $    929
     2001.......................................................................................         778
     2002.......................................................................................         504
     2003.......................................................................................       6,915
     2004.......................................................................................         313
     THEREAFTER.................................................................................     160,229

(7)  Income Taxes:

     The income tax provisions are summarized as follows (in thousands):

                                                                                  Years Ended June 30,
                                                           ----------------------------------------------------------------
                                                                   1999                  1998                    1997
                                                           ----------------------------------------------------------------
Current:
Federal..................................................             $1,050                 $1,550                 $ 5,600
Foreign..................................................              1,565                  1,301                   1,063
State....................................................                830                    625                     507
                                                           -----------------      -----------------     -------------------
Total current............................................              3,445                  3,476                   7,170
                                                           -----------------      -----------------     -------------------
Deferred:
Federal..................................................                936                  2,285                  (4,293)
State....................................................               (561)                    27                     (43)
                                                           -----------------      -----------------     -------------------
Total deferred...........................................                375                  2,312                  (4,336)
                                                           -----------------      -----------------     -------------------
Total income tax provision...............................             $3,820                 $5,788                 $ 2,834
                                                           =================      =================     ===================

     A reconciliation of the income tax provision, computed by applying the federal statutory rate to income before taxes, and the actual provision for income taxes is as follows:

                                                                                   Years Ended June 30,
                                                           -----------------------------------------------------------------
                                                                   1999                   1998                    1997
                                                           -----------------------------------------------------------------
Federal statutory rate..............................                   35.0 %                 35.0 %                 (35.0) %
State tax, net of federal benefit...................                      .3                    2.9                      2.1
Foreign tax.........................................                     7.7                    2.5                      1.0
Minority interest in consolidated subsidiary........                   (15.7)                     -                        -
Change in valuation allowance.......................                    36.8                      -                        -
Dividend exclusion..................................                       -                      -                     (2.0)
Non-deductible research and development.............                       -                      -                     45.1
Other, net..........................................                    (2.6)                  (1.4)                      .4
                                                           -----------------      -----------------      -------------------
                                                                       61.5 %                 39.0 %                   11.6 %
                                                           =================      =================      ===================

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)    Income Taxes: (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1999 and 1998 are as follows (in thousands):

                                                                                        June 30,
                                                     ----------------------------------------------------------------------------
                                                                     1999                                     1998
                                                     ----------------------------------      ------------------------------------
                                                         Current            Long-term            Current            Long-term
                                                     -------------      ---------------      -------------     ------------------
Deferred Tax Assets:
Accrued expenses...................................         $2,003             $      -             $1,664                 $    -
Net operating loss carryforwards...................              -               19,843                  -                  3,637
Bad debts..........................................            273                    -                173                      -
Inventory..........................................            387                    -                340                      -
Prepaid and other..................................            445                    -                307                      -
Deferred compensation (stock options)..............              -                1,780                  -                  1,739
                                                     -------------      ---------------      -------------     ------------------
  Gross deferred tax assets........................          3,108               21,623              2,484                  5,376
                                                     -------------      ---------------      -------------     ------------------
Valuation allowance related to net operating
  losses...........................................           (216)                (703)                 -                      -
                                                     -------------      ---------------      -------------     ------------------
  Total deferred tax assets........................         $2,892             $ 20,920             $2,484                 $5,376
                                                     =============      ===============      =============     ==================

Deferred Tax Liabilities:
Depreciation and amortization......................         $    -             $ 10,881             $    -                 $1,063
Sale of stock by a subsidiary......................              -               33,285                  -                      -
Capitalized research and development costs.........              -                1,651                  -                  1,143
Accrued expenses...................................              -                  763                  -                    122
Other..............................................              -                  517                  -                    386
                                                     -------------      ---------------      -------------     ------------------
  Total deferred tax liabilities...................              -               47,097                  -                  2,714
                                                     -------------      ---------------      -------------     ------------------
Net deferred tax asset (liability).................         $2,892             $(26,177)            $2,484                 $2,662
                                                     =============      ===============      =============     ==================

     As of June 30, 1999, the Company has available net operating loss carryforwards totaling $55,738,000 of which $6,537,000 relates to CareInsite. The net operating loss carryforwards expire in years 2012 through 2014. Effective with the Offering of CareInsite's common stock on June 16, 1999, the Company will no longer consolidate CareInsite for federal income tax purposes. As CareInsite is in the development stage, a valuation allowance was established for the net operating loss carryforward related to CareInsite for the period when CareInsite was no longer included in the Company's consolidated federal income tax return. The Company has assessed its past earnings history and trends and expiration dates of its net operating loss carryforwards and has determined that it is more likely than not that the net operating loss carryforwards, except those related to CareInsite, will be realized.

     Tax sharing agreement --

     Effective June 16, 1999, CareInsite no longer files a consolidated federal income tax return with the Company, but will continue to file a combined tax return with the Company for California income tax purposes. The Company and CareInsite entered into a tax sharing agreement providing, among other things, that, for periods prior to the Offering and during which CareInsite was included in the Company's consolidated federal income tax returns, CareInsite will be required to pay the Company an amount equal to CareInsite's federal income tax liabilities for these periods, determined as if CareInsite had filed federal income tax returns on a separate company basis. Additionally, for periods both before and after the Offering, in situations where the CareInsite files a combined return with the Company for state income tax purposes, such as for California, CareInsite will be required to pay the Company an amount equal to CareInsite's state income tax liabilities, determined as if Careinsite had filed state income tax

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)   Income Taxes: (continued)

returns on a separate company basis. If Careinsite experiences a net operating loss resulting in no federal or state income tax liability for a taxable period in which it was included in the Company's consolidated federal or combined state income tax returns, CareInsite will be entitled to a payment from the Company equal to the reduction, if any, in the federal or state income tax liability of the Company's consolidated group by reason of the use of CareInsite's net operating loss. Further, under the tax sharing agreement, if CareInsite receives a net tax benefit for certain equity based compensation arrangements involving the Company's stock, or for the payment by the Company of certain litigation expenses and damages pursuant to the terms of an indemnification agreement between CareInsite and the Company, then CareInsite is required to pay an amount equal to those tax benefits to the Company when they are actually realized by CareInsite. The tax sharing agreement also provides for the Company to conduct tax audits and tax controversies on CareInsite's behalf for periods, and with respect to returns, in which CareInsite is included in the Company's consolidated or combined returns.

(8)  Pension and Profit Sharing Plans:

     The Company has defined benefit pension plans covering certain of its employees. On May 1, 1998 the Company ceased all benefit accruals under the plan. This event resulted in an immaterial curtailment gain. The change in benefit obligation, change in plan assets and reconciliation of funded status for 1999 and 1998 are as follows (in thousands):

                                                                                             June 30,
                                                                               ----------------------------------
                                                                                     1999                  1998
                                                                               -------------         -------------
Change in benefit obligation:
Benefit obligation at beginning of year.....................................          $5,426                $4,978
Service Cost................................................................               -                   248
Interest Cost...............................................................             306                   360
Change in actuarial assumptions.............................................             453                   130
Change due to curtailment...................................................               -                  (194)
Benefits paid...............................................................             (97)                  (96)
                                                                               -------------         -------------
Benefit obligation at end of year...........................................          $6,088                $5,426
                                                                               =============         =============

                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                  1999                    1998
                                                                           ----------------         --------------
Change in plan assets:
Fair value of plan assets at beginning of year                                      $ 8,900                $ 6,704
Actual return on plan assets..........................................                  709                  2,132
Employer contributions................................................                    -                    160
Benefits paid.........................................................                  (98)                   (96)
                                                                           ----------------         --------------
Fair value of plan assets at end of year..............................                9,511                  8,900

Reconciliation of funded status:
Funded status.........................................................                3,424                  3,473
Unrecognized net gain.................................................               (3,180)                (3,207)
Unrecognized net transition amount....................................                 (151)                  (173)
                                                                           ----------------         --------------
Prepaid pension benefit cost..........................................              $    93                $    93
                                                                           ================         ==============

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  Pension and Profit Sharing Plans: (continued)

                                                                                 Year ended June 30,
                                                           -------------------------------------------------------------
                                                                  1999                   1998                   1997
                                                           ----------------       ----------------        --------------
Net periodic pension cost (benefit):
Service cost....................................                      $   -                  $ 248               $   277
Interest cost...................................                        306                    360                   338
Expected return on plan assets..................                       (175)                  (567)               (1,377)
Net amortization................................                       (131)                   (97)                  923
                                                           ----------------       ----------------        --------------
    Net periodic (benefit) cost.................                      $   -                  $ (56)              $   161
                                                           ================       ================        ==============

     The Company funds the plans through annual contributions representing no less than the minimum amounts required as computed by actuaries to be consistent with the plans' objectives and government regulations.

     Assumptions used in the accounting for the Company's defined benefit plans as of June 30, 1999, 1998, and 1997 were:

                                                                 1999   1998    1997
                                                                 -----  -----  ------
            Discount rate......................................   5.7%   7.5%    7.5%
            Cost-of-living increase on benefit and pay limits..   N/A   0%-5%  0%- 5%
            Expected rate of return on plan assets.............   5.0%   8.0%    8.0%

     Plan assets consist primarily of debt and equity investments.

     In addition to the defined benefit pension plans discussed above, the Company maintains defined contribution profit sharing plans covering substantially all of its employees. Participants must be at least 21 years of age and have completed one year of service and may contribute up to $10,000 of their earnings annually. Effective February 1, 1997 the Company matches 50% of the first 2% and 25% of the second 4% of participants' earnings that are contributed to the plan. From July 1, 1996 through January 31, 1997 the Company matched 25% of the first 4% of participants earnings which were contributed to the plan. For the years ended June 30, 1999, 1998 and 1997, the Company issued 8,394, 4,102 and 3,341 shares of common stock to the plan and recorded expense of $446,000, $187,200, and $132,500, respectively.

(9)  Stock Options:

     The Company has various stock option plans ("Plans") for directors, officers and key employees that provide for non-qualified and incentive stock options. Generally, options granted become exercisable at a rate of 20% on each annual anniversary of the grant. No options may be granted under any of the Plans after July 21, 2008, and all options expire within ten to fifteen years from the date of the grant. Generally, options granted under the Plans have an exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. There are 12,691,345 shares reserved for issuance under these Plans.

     In addition to the Plans, the Company has granted options to certain directors, consultants and key employees. At June 30, 1999, there were 857,000 options granted to these individuals. The terms of these grants are similar to the Company's non-qualified stock option plans.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Stock Options: (continued)

     A summary of the status of the Company's stock option plans for the three-year period ended June 30, 1999 is presented below (shares in thousands):

                                          Years Ended June 30,
                         --------------------------------------------------------
                                  1999                1998           1997
                         --------------------------------------------------------
                                    Weighted            Weighted         Weighted
                                     Average            Average           Average
                                    Exercise            Exercise         Exercise
                          Shares     Price     Shares    Price   Shares   Price
                         ---------  --------  ---------  ------  -------  ------

Beginning of year......     8,698     $29.07     7,137   $26.58   3,747   $12.52
Granted................     4,898     $48.95     2,485   $38.35   4,047   $39.22
Exercised..............    (1,009)    $11.66      (196)  $16.11    (344)  $ 9.94
Canceled...............    (1,786)    $44.92      (728)  $39.83    (313)  $39.90
                           ------                -----            -----

End of year............    10,801     $36.56     8,698   $29.07   7,137   $26.58
                           ======                =====            =====

Exercisable at end of
   year................     3,066                2,950            2,379
                           ======                =====            =====

     The following table summarizes information with respect to options outstanding and options exercisable at June 30, 1999 (shares in thousands):

                                             Options Outstanding                                       Options Exercisable
                        ---------------------------------------------------------------         ---------------------------------
                                             Weighted
                                             Average              Weighted                                           Weighted
Range of Exercise        Options            Remaining              Average                        Options            Average
Prices (in dollars)    Outstanding       Contractual Life       Exercise Price                  Exercisable       Exercise Price
---------------------  -----------  --------------------------  --------------                  -----------       --------------
 $ 1.25- $21.50              1,999                        5.66          $12.83                        1,766               $13.04
 $22.38- $33.75              2,376                       10.04          $31.79                          515               $28.95
 $34.88- $50.00              5,234                        9.95          $40.35                          746               $37.41
 $50.25- $76.13                946                       10.39          $64.83                           39               $53.11
 $78.44- $94.13                246                       12.83          $86.13                            -               $    -

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Stock Options: (continued)

     During the year ended June 30, 1999 CareInsite adopted the CareInsite, Inc. 1999 Officer Stock Option Plan (the "Officer Stock Plan") and the CareInsite, Inc. 1999 Employee Stock Option Plan (the "Employee Stock Plan") (collectively the "CareInsite Plans"). The maximum number of shares of CareInsite common stock that will be subject to options under the Employee Stock Plan is 4,000,000 and the maximum number of shares of CareInsite common stock that will be subject to options under the Officer Stock Plan is 3,500,000, subject to adjustment in accordance with the terms of the plans. The options under the CareInsite Plans vest forty percent at the end of a thirty month period following the date of grant, and the remainder will vest in increments of twenty percent at the end of each subsequent twelve-month period, with the options being fully vested sixty-six months from the date of grant. Generally, options granted under the CareInsite Plans have an exercise price equal to 100% of the fair market value of CareInsite's common stock on the date of grant and expire ten years after date of grant. During the year ended June 30, 1999, CareInsite granted options to purchase an aggregate of 4,652,500 shares of its common stock at a weighted average exercise price of $18.00. None of these options were exercisable at June 30, 1999.

     The Company has elected to follow APB No. 25 in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the Company's and CareInsite's option plans. Had the determination of compensation costs for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, the Company's net loss and basic and diluted loss per share, on a pro forma basis, would have been as follows (in thousands, except per share data):

                                              Year ended June 30,
                                         ------------------------------
                                           1999       1998      1997
                                         ---------  --------  ---------
     Net loss                            $(16,648)  $(2,230)  $(30,746)
                                         ========   =======   ========

     Basic and diluted loss per share    $   (.86)  $  (.13)  $  (1.79)
                                         ========   =======   ========

     The pro forma results indicated above are not intended to be indicative of or a projection of future results.

     The fair value of each Medical Manager option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

                                           1999        1998        1997
                                        ----------  ----------  -----------
     Expected dividend yield                    0%          0%           0%
     Expected volatility                    .4083       .2986        .2722
     Risk-free interest rates                 5.7%        6.3%         6.5%
     Expected option lives (years)        .5-3.00    .50-2.00    .083-1.74

   Weighted average fair value of
     options granted during the year    $   19.85   $   13.10   $    10.11

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  Stock Options: (continued)

     The fair value of each CareInsite option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

                                                                       June 30,1999
                                                                    ------------------

Expected dividend yield.................................................            0%
Expected volatility.....................................................        .5327
Risk-free interest rates................................................          5.7%
Expected option lives (years)...........................................    .5 - 3.00
Weighted average fair value of options granted during the year..........        $9.73

(10) Commitments and Contingencies:

     Leases--

     The Company leases office and warehouse space, equipment and automobiles under various noncancellable operating leases. Rental expense was $2,690,000, $2,142,000, and $803,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The minimum aggregate rental commitments under noncancellable leases, excluding renewal options, are as follows (in thousands):

     Years Ending June 30,
     ---------------------


     2000....................     $3,154
     2001....................      3,078
     2002....................      2,521
     2003....................      1,462
     2004....................      1,093
     Thereafter..............      2,736


     Legal proceedings--

     On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company (at that time Synetic, Inc.), Martin J. Wygod, Chairman of the Company and CareInsite, and three officers and/or directors of the Company and CareInsite, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, CareInsite and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and the individuals from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. The Company's and Mr. Wygod's agreements provide an expiration date of May 24, 1999. The remaining individuals' agreements provide for expiration in December 1999, in the case of Mr. Suthern, March 2000, in the case of Mr. Mele, and September 2002, in the case of Mr. Holstein.

     A hearing was held on March 22, 1999 on an application for a preliminary injunction filed by Merck and Merck-Medco. On April 15, 1999, the Superior Court denied this application. The Company believes that Merck's and Merck-Medco's positions in relation to the Company and the individual defendants are without merit and the Company intends to vigorously defend the litigation. However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations. The Company has recorded $4,300,000 in litigation costs associated with the Merck and Merck-Medco litigation in Fiscal 1999.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)  Commitments and Contingencies: (continued)

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

     Indemnification agreement --

     The Company and CareInsite entered into an indemnification agreement, under the terms of which CareInsite will indemnify and hold harmless the Company, on an after tax basis, with respect to any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on the operations of the business of CareInsite before or after the Offering. Similarly, the Company will indemnify and hold harmless Careinsite, on an after tax basis, with respect to any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on the operations of the Company other than the business of CareInsite before or after the Offering. With respect to the Merck litigation, this agreement provides that the Company will bear both the actual costs of conducting the litigation and any monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The agreement further provides that any damages awarded to the Company and CareInsite in the litigation will be for the account of the Company. Finally, the agreement provides that the Company shall not be responsible for any losses suffered by CareInsite resulting from any equitable relief obtained by Merck-Medco against CareInsite, including, but not limited to, any lost profits, other losses, damages, liabilities, or costs or expenses arising from such equitable relief.

(11) Quarterly Financial Data (Unaudited):

     The following table summarizes the quarterly financial data for the fiscal years ended June 30, 1999 and 1998 (in thousands, except per share data). Net income per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period; therefore, the sum of the quarters may not necessarily be equal to the full fiscal year per share amount.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Quarterly Financial Data (Unaudited): (continued)


                                               Income                     Net Income
                                          Before Provision                 Per Share
                                                for                   ------------------
      Quarter Ended         Net Revenues    Income Taxes  Net Income  Basic    Diluted
--------------------------  ------------    ------------  ----------  ------  ----------
1999
------
September 30, 1998........      $ 20,546    $ 3,887      $2,004        $0.11    $0.10
December 31, 1998.........        23,115        473          19            -        -
March 31, 1999............        25,069        410         230         0.01     0.01
June 30, 1999.............        31,434      1,437         134         0.01     0.01

Year Ended June 30, 1999..      $100,164    $ 6,207      $2,387        $0.12    $0.11

                                               Income                     Net Income
                                          Before Provision                 Per Share
                                                for                   ------------------
      Quarter Ended         Net Revenues    Income Taxes  Net Income  Basic    Diluted
--------------------------  ------------    ------------  ----------  ------  ----------
1998
-----
September 30, 1997........      $ 14,833    $ 2,650      $1,492        $ .08    $ .08
December 31, 1997.........        15,440      3,726       2,293          .13      .12
March 31, 1998............        16,437      3,849       2,376          .13      .12
June 30, 1998.............        18,235      4,607       2,883          .16      .14

Year Ended June 30, 1998..      $ 64,945    $14,832      $9,044        $ .51    $ .46

(12) Fair Value of Financial Instruments:

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The Company using available market information has determined the estimated fair value amounts. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                     At June 30, 1999
                                     ----------------
                                  Carrying      Estimated
                                   Amount       Fair Value
                                  ---------  ----------------
                                        (in thousands)
Assets:
     Cash and cash equivalents..   $111,628          $111,628
     Marketable securities......    296,792           298,037
Liabilities:
     Long-term debt.............    168,739           203,826

Cash and cash equivalents--

     The carrying amounts of these items are a reasonable estimate of their fair value.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) Fair Value of Financial Instruments: (continued)

     Marketable securities--

     Marketable securities, consisting of publicly-traded U.S. Treasury Notes and Federal Agency Notes, are valued based on quoted market prices or dealer quotes.

     Long term debt--

     The Convertible Debentures are publicly traded and are valued based on quoted market prices. The carrying amount of all other long-term debt is a reasonable estimate of its fair value.

     The fair value estimates presented herein are based on information available to the Company as of June 30, 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(13) Supplemental Cash Flow Information (in thousands):

                                                                          Years Ended June 30,
                                                                 ---------------------------------------
                                                                         1999           1998      1997
                                                                 ---------------------------------------
 Interest paid.................................................         $  8,391       $ 8,233    $    -
 Income taxes paid.............................................            3,264         1,603     1,788
 Conversion of note receivable into a
  stock investment.............................................            2,000             -         -
 Issuance of equity and warrants by CareInsite for
  software technology licensed
  from Cerner..................................................           20,800             -         -
 Issuance of warrants by CareInsite for contract
  with Horizon.................................................            6,725             -         -
 Issuance of warrants by CareInsite for an
  investment in THINC..........................................            1,700             -         -

Additional information with respect to the acquisitions is as follows (in thousands):

                                                  Year Ended                Year Ended
                                                 June 30, 1999             June 30, 1997
                                              -------------------       ------------------
   Net cash paid                                   $ 40,033                   $10,612
   Value of stock issued                             89,405                    24,488
   Liabilities assumed                               31,702                    12,437
                                                   --------                   -------
   Fair value of assets acquired                   $161,140                   $47,537
                                                   ========                   =======

(14)   Segment Reporting:

     During fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Segment Reporting: (continued)

     The Company's operations have been classified into two operating segments, plastics and filtration technologies and healthcare electronic commerce. The Company through its wholly owned subsidiary Porex Technologies Corp., designs, manufactures and distributes porous and solid plastics components and products used in life sciences, healthcare, industrial and consumer applications. Through its majority owned subsidiary CareInsite, the Company is in the process of developing an Internet-based healthcare electronic commerce, or e-commerce, network that links physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants. Substantially all revenues were derived from the operations of the Company's plastics and filtration technologies business.

     The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. The Company evaluates the performance of its operating segments based on the following components of pre-tax income. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).


                                                    Plastics
                                                   Filtration            Healthcare        Corporate and
                                                  Technologies      Electronic Commerce        Other           Total
                                                  ------------      -------------------    --------------     --------
FISCAL 1999
-----------
Net revenues                                        $ 98,800             $  1,364                $     --     $100,164
Cost of revenues                                      45,708                1,062                      --       46,770
Selling, general and administrative                   18,928                3,327                   6,027       28,282
Research and development                               2,312               11,253                      --       13,565
Litigation costs                                          --                4,300                      --        4,300
                                                    --------             --------                --------     --------
 Earnings before interest, taxes,
  depreciation and amortization                       31,852              (18,578)                 (6,027)       7,247
Depreciation and amortization                          8,290                1,695                     116       10,101
Interest income, net                                   1,318                  263                   7,480        9,061
                                                   ---------             --------                --------     --------
    Income/(loss) before income taxes               $ 24,880             $(20,010) (a)           $  1,337     $  6,207
                                                   =========             ========                ========     ========

Capital expenditures, net                           $  8,130             $    276                $    250     $  8,656
                                                   =========             ========                ========     ========
Total assets                                        $235,128             $179,953                $257,502     $672,583
                                                   =========             ========                ========     ========
FISCAL 1998
-----------
Net revenues                                        $ 64,945             $     --                $     --     $ 64,945
Cost of revenues                                      29,607                   --                      --       29,607
Selling, general and administrative                   12,271                4,573                   4,076       20,920
Research and development                               1,922                4,159                      --        6,081
                                                   ---------             --------                --------     --------
 Earnings before interest taxes,
  depreciation and amortization                       21,145               (8,732)                 (4,076)       8,337
Depreciation and amortization                          3,716                1,650                      92        5,458
Interest income, net                                     589                   47                  11,317       11,953
                                                   ---------             --------                --------     --------
    Income/(loss) before income taxes               $ 18,018             $(10,335)               $  7,149     $ 14,832
                                                   =========             ========                ========     ========

Capital expenditures, net                           $  9,819             $  2,097                $    243     $ 12,159
                                                   =========             ========                ========     ========
Total assets                                        $ 69,768             $ 10,833                $316,325     $396,926
                                                   =========             ========                ========     ========
FISCAL 1997
-----------
Net revenues                                        $ 52,885                   --                      --      $52,885
Cost of revenues                                      24,675                   --                      --       24,675
Selling, general and administrative                   11,677                2,087                   4,117       17,881
Research and development                               1,749                7,505                      --        9,254
Acquired in-process research and development              --               32,185                      --       32,185
                                                   ---------             --------                --------     --------
 Earnings before interest taxes,
   depreciation and amortization                      14,784              (41,777)                 (4,117)     (31,110)
Depreciation and amortization                          2,631                  589                      74        3,294
Interest income, net                                     904                    9                   8,865        9,778
                                                   ---------             --------                --------     --------
    Income/(loss) before income taxes               $ 13,057             $(42,357)               $  4,674     $(24,626)
                                                   =========             ========                ========     ========

Capital expenditures, net                           $  4,948             $  1,023                $     92     $  6,063
                                                   =========             ========                ========     ========
Total assets                                        $ 55,007             $  3,476                $325,856     $384,339
                                                   =========             ========                ========     ========

(a) Includes minority interest in Net Loss in CareInsite of $2,788,000 for the year ended June 30, 1999.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following table represents assets by region (in thousands):

                                 1999                     1998                         1997
                               -------                  --------                     --------
United States                 $664,372                 $389,298                      $378,004
Europe                           8,211                    7,628                         6,335
                              --------                 --------                      --------
                              $672,583                 $396,926                      $384,339
                              ========                 ========                      ========


The following table represents revenues by region based on the location of the use of the product (in thousands):

                                                        Years Ended June 30,
                                     --------------------------------------------------------
                                           1999                 1998                 1997
                                     --------------        ------------        --------------
United States                        $       70,036        $     45,997        $       38,818
Europe                                       19,073              13,354                11,440
Asia                                          7,448               3,576                 2,418
All Other                                     3,607               2,018                   209
                                     --------------        ------------        --------------
                                     $      100,164        $     64,945        $       52,885
                                     ==============        ============        ==============

     For the fiscal years ended June 30, 1999, 1998 and 1997, no customer accounted for more than 10% of the Company's net revenues.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Medical Manager Corporation:

We have audited the accompanying supplemental consolidated balance sheets of Medical Manager Corporation and its subsidiaries as of June 30, 1999 and 1998, and the related supplemental consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. The supplemental consolidated statements give retroactive effect to the merger with Medical Manager Health Systems, Inc. (formerly Medical Manager Corporation) on July 23, 1999, which has been accounted for as a pooling of interests as described in Note 1. These supplemental financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplemental financial statements based on our audits.

We did not audit the financial statements of Medical Manager Health Systems, Inc. as of June 30, 1999 and 1998 and for the years ended June 30, 1999 and 1998 and for the twelve month period ended December 31, 1996 included in the supplemental consolidated financial statements of Medical Manager Corporation, which statements reflect total assets and revenues constituting 16.5 percent and
61.2 percent, respectively, in 1999 and 21.9 percent and 64.8 percent, respectively, in 1998 of the related supplemental consolidated totals. These statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Medical Manager Health Systems, Inc. is based solely upon the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other auditors, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Manager Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, after giving retroactive effect to the merger with Medical Manager Health Systems, Inc. as described in Note 1, all in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP

New York, New York
August 27, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Medical Manager Health Systems, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows of Medical Manager Health Systems, Inc. (formerly Medical Manager Corporation) and its subsidiaries (the "Company") (not presented separately herein) present fairly, in all material respects, their consolidated financial position at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended and the twelve month period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above .

As discussed in Note 1, on July 23, 1999, the Company merged with and into Synetic, Inc. in a pooling of interests transaction.



                                                     PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
August 27, 1999

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                 ASSETS


                                                                         June 30,
                                                                   ----------------------
                                                                     1999         1998
                                                                   ----------------------
CURRENT ASSETS:

     Cash and cash equivalents..................................    $152,530   $136,198
     Marketable securities......................................      55,345      9,995
     Accounts receivable, net of allowances for
       doubtful accounts and sales returns of $4,088 and
       $2,950 at June 30, 1999 and 1998, respectively...........      50,908     34,208
     Inventories................................................      14,818      8,942
     Other current assets.......................................      23,834     16,804
                                                                    --------   --------
     Total current assets.......................................     297,435    206,147
                                                                     -------    -------
PROPERTY, PLANT AND EQUIPMENT:
     Land and improvements......................................       3,563      1,986
     Buildings and improvements.................................      20,888     14,117
     Machinery and equipment....................................      59,369     31,379
     Furniture and fixtures.....................................       5,943      6,760
     Construction in progress...................................       5,031      6,853
                                                                     -------    -------
                                                                      94,794     61,095
     Less:  Accumulated depreciation............................     (36,879)   (28,374)
                                                                     -------    -------

       Property, plant and equipment, net.......................      57,915     32,721
                                                                      ------     -------
OTHER ASSETS:

     Marketable securities......................................     241,447    217,067
     Capitalized software development costs.....................      31,330      4,972
     Goodwill and other intangible assets, net of accumulated
      amortization of $8,197 and $3,623 at June 30, 1999
      and 1998, respectively....................................     167,834     36,734
     Other......................................................       9,761     10,504
                                                                    --------    -------
      Total other assets........................................     450,372    269,277
                                                                    --------    -------
                                                                    $805,722   $508,145
                                                                    ========   ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             June 30,
                                                                                  -----------------------------
                                                                                       1999               1998
                                                                                  -----------------------------
CURRENT LIABILITIES:
         Notes payable...................................................         $     2,394       $     3,828
         Accounts payable................................................              11,460             6,864
         Accrued and other liabilities...................................              31,616            17,754
         Customer deposits and deferred maintenance revenue..............              10,077            11,778
         Income taxes payable............................................               5,799             5,381
                                                                                  -----------       -----------
              Total current liabilities..................................              61,346            45,605
                                                                                  -----------       -----------

LONG-TERM DEBT...........................................................             168,948           161,922

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY...........................................................              57,205                 -
                                                                                  -----------       -----------

OTHER LIABILITIES........................................................              33,382            10,173
                                                                                  -----------       -----------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value; 10,000,000 shares
              authorized; none issued....................................                  -                 -
         Common stock, $.01 par value; 300,000,000 shares
              authorized; 40,014,741 and 36,883,749 shares issued;
              34,746,278 and 31,615,286 shares issued and outstanding
              at June 30, 1999 and 1998, respectively....................                 400               369
         Paid-in capital.................................................             455,182           276,854
         Retained earnings...............................................              68,467            51,509
         Treasury stock, at cost; 5,268,463 shares
              at June 30, 1999 and 1998..................................             (38,287)          (38,287)
         Accumulated other comprehensive income (loss)...................                (921)                -
                                                                                  -----------       -----------
              Total stockholders' equity.................................             484,841           290,445
                                                                                  -----------       -----------
                                                                                     $805,722          $508,145
                                                                                  ===========       ===========



   The accompanying notes are an integral part of these consolidated balance sheets.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                               Years Ended June 30,
                                                                   -------------------------------------------
                                                                     1999              1998             1997
                                                                   -------------------------------------------
Net revenues..............................................         $258,032         $ 184,514         $106,122
                                                                   --------         ---------         --------
Costs and expenses:
     Cost of revenues.....................................          128,422            89,927           52,530
     Selling, general and administrative..................           71,084            53,080           33,819
     Research and development.............................           18,597             9,828           11,926
     Litigation costs.....................................            6,666                 -                -
     Depreciation and amortization........................           14,680             8,109            4,021
     Interest and other income............................          (20,454)          (21,323)         (12,448)
     Interest expense.....................................            9,093             8,857            3,341
     Acquired in-process research and development
         and other........................................               -                 -            32,185
                                                                  ---------         ---------      -----------
                                                                    228,088           148,478          125,374
                                                                  ---------         ---------      -----------
Income (loss) before provision for income taxes...........           29,944            36,036          (19,252)

Provision for income taxes................................           12,258            13,796            2,850
                                                                  ---------         ---------      -----------
Net income (loss).........................................        $  17,686         $  22,240      $   (22,102)
                                                                  =========         =========      ===========
Income per share - basic:
     Net income (loss) per share..........................        $     .53         $     .72      $      (.98)
                                                                  =========         =========      ===========
     Weighted average shares outstanding..................           33,419            30,683           22,626
                                                                  =========         =========      ===========
Income per share - diluted:
     Net income (loss) per share..........................        $     .48         $     .67      $      (.98)
                                                                  =========         =========      ===========
     Weighted average shares outstanding..................           36,538            33,351           22,626
                                                                  =========         =========      ===========


  The accompanying notes are an integral part of these consolidated statements.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
     SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                Common Stock
                                              -----------------                                    Accumulated
                                                                                                      Other           Total
                                              Number of           Paid-In   Retained   Treasury   Comprehensive   Stockholders'
                                               Shares    Amount   Capital   Earnings    Stock     Income (Loss)       Equity
                                              ---------  ------   --------  --------   --------   -------------   ------------

Balance, June 30,1996                            27,500    $275   $159,860  $ 61,636   $(36,575)   $          -       $185,196

Dividends...................................          -       -          -    (8,808)         -               -         (8,808)
Net loss....................................          -       -          -   (22,102)         -               -        (22,102)
Adjustment to reconcile fiscal year end
  of pooled subsidiary......................      7,102      71     21,588        62          -               -         21,721
Issuance of common stock for exercise of
  stock options, awards and 401(k) plan.....        323       3     13,503         -          -               -         13,506
Issuance of common stock and warrants for
  acquired companies........................        535       6     24,482         -          -               -         24,488
Adjustment to purchase price of treasury
  stock.....................................          -       -          -         -     (1,712)              -         (1,712)
Purchase of 50 shares of common stock
  for treasury, net of 18 shares reissued...          -       -          -         -     (1,175)              -         (1,175)
                                                 ------    ----   --------  --------   --------    ------------   ------------
Balance, June 30,1997                            35,460    $355   $219,433  $ 30,788   $(39,462)   $          -       $211,114
                                                 ------    ----   --------  --------   --------    ------------   ------------
Dividends...................................          -       -          -    (1,519)         -               -         (1,519)
Net income..................................          -       -          -    22,240          -               -         22,240
Sale of common stock, net of transaction
  costs.....................................        937       9     42,251         -          -               -         42,260
Issuance of common stock for exercise of
  stock options and 401(k) plan.............        231       2      8,152         -      1,391               -          9,545
Issuance of common stock for acquisition of
  acquired companies........................        256       3      7,018         -          -               -          7,021
Purchase of 6 shares of common stock for
  treasury..................................          -       -          -         -       (216)              -           (216)
                                                 ------    ----   --------  --------   --------    ------------   ------------
Balance, June 30,1998                            36,884    $369   $276,854  $ 51,509   $(38,287)   $          -       $290,445
                                                 ------    ----   --------  --------   --------    ------------   ------------
Dividends...................................          -       -          -      (728)         -               -           (728)
Net Income                                            -       -          -    17,686          -               -         17,686

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
     SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                        Common Stock
                                                -------------------------
                                                                                                         Accumulated
                                                                                                            Other          Total
                                               Number of               Paid-In    Retained    Treasury  Comprehensive  Stockholders'
                                                 Shares        Amount  Capital    Earnings      Stock   Income (Loss)     Equity
                                               -----------     ------  -------    --------    --------  -------------  -----------
Foreign currency translation adjustment.......          -          -           -          -          -        (1,121)      (1,121)
Unrealized gain on marketable  securities.....          -          -           -          -          -           200          200
                 Comprehensive income.........          -          -           -          -          -             -           -
Increase in carrying value of CareInsite                -          -      54,257          -          -             -       16,765
Issuance of common stock for                                                                                               54,257
    acquired companies........................      1,991         20      90,035          -          -             -       90,055
Issuance of common stock for exercise of
    stock options, warrants, 401(k) plan
    and redemption of convertible securities        1,140         11      34,036          -          -             -       34,047
                                                 =========   ========  =========  ========= ==========   ============= ==========
Balance, June 30,1999.........................     40,015      $ 400   $ 455,182   $ 68,467 $ (38,287)        $ (921)    $484,841
                                                 =========   ========  =========  ========= ==========   ============= ===========



 The accompanying notes are an integral part of these consolidated statements

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Years Ended June 30,
                                                                       --------------------------------------------
                                                                          1999             1998              1997
                                                                       --------------------------------------------
Cash flows from operating activities:
     Net income (loss)..............................................  $   17,686       $   22,240          $(22,102)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Adjustment to reconcile fiscal year end of
             pooled subsidiary......................................           -                -             1,214
         Depreciation and amortization..............................      14,680            8,109             4,021
         Write-off capitalized software costs.......................       2,381                -                 -
         Deferred income taxes......................................         192            1,228            (4,336)
         Write-off of acquired in-process research and development..           -                -            32,185
         Write-off of acquired intellectual property and software
             technologies...........................................           -                -             5,228
         Net loss from investment in unconsolidated affiliate.......         596                -                 -
         Minority interest in net loss in consolidated subsidiary...      (2,788)               -                 -
     Changes in operating assets and liabilities, net of the effects of acquisitions:
              Accounts receivable, net...............................    (10,915)         (11,176)           (1,494)
              Inventories ...........................................        333           (1,660)              394
              Other assets ..........................................        914           (7,419)           (7,455)
              Accounts payable.......................................      1,826             (793)              925
              Accrued liabilities....................................      5,197              290             1,949
              Other liabilities......................................    (22,171)             926                48
              Income taxes payable...................................      4,999             (526)           (2,018)
              Customer deposits and deferred maintenance
                revenue..............................................     (3,565)             307             1,797
                                                                       -----------      ---------        ----------
                  Net cash provided by
                      operating activities...........................      9,365           11,526            10,356
                                                                       -----------      ---------        ----------
Cash flows used in investing activities:
     Adjustment to reconcile fiscal year end of
           pooled subsidiary.........................................          -                -            (9,961)
         Maturities and redemptions of marketable securities.........     74,741          102,786           396,748
         Purchases of marketable securities..........................   (137,548)         (91,323)         (494,956)
         Capital expenditures, net...................................    (12,150)         (14,912)           (6,315)
         Software development costs..................................     (7,768)               -                 -
         Net cash paid for acquired businesses.......................    (48,777)          (3,750)          (10,612)
         Investment in unconsolidated affiliate......................     (1,350)               -                 -
         Issuance of notes receivable................................     (5,000)               -                 -
                                                                       -----------      ---------        ----------
                  Net cash used in investing activities..............   (137,852)          (7,199)         (125,096)
                                                                       -----------      ---------        ----------
Cash flows provided by financing activities:
     Adjustment to reconcile fiscal year end of
           pooled subsidiary.........................................          -                -            22,629
         Purchases of treasury stock.................................       (364)            (216)           (3,656)
         Proceeds from exercise of stock options, warrants and
              401(k) issuances, including related tax benefits.......     30,245            9,505            11,138
         Proceeds from issuance of Convertible Debentures,
              net of underwriting discount...........................          -                -           160,890
         Repurchase of Convertible Debentures........................          -           (4,842)                -
         Net proceeds from issuance of common stock by
              CareInsite.............................................    120,152                -                 -
         Payments on long-term debt..................................       (350)               -                 -

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                   Years Ended June 30,
                                                               --------------------------------
                                                                 1999        1998        1997
                                                               ---------   --------    --------
         Proceeds from the issuance of notes payable........          5         266        708
         Payments on notes payable..........................     (4,141)     (8,079)      (823)
         Dividends..........................................       (728)     (1,390)    (6,099)
         Proceeds from the sale of common stock.............          -      42,260          -
         Equity contributions from certain stockholders of
          one of the acquired companies.....................          -           -         55
                                                               --------    --------   --------
                  Net cash provided by
                   financing activities.....................    144,819      37,504    184,842
                                                               --------    --------   --------
Net increase in cash and cash equivalents...................     16,332      41,831     70,102
Cash and cash equivalents, beginning of period..............    136,198      94,367     24,265
                                                               --------    --------   --------
Cash and cash equivalents, end of period....................   $152,530    $136,198   $ 94,367
                                                               ========    ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS



(1)  Nature of Operations and Summary of Significant Accounting Policies:

     On July 23, 1999 Medical Manager Corporation (the "Company") (formerly known as Synetic, Inc.) acquired all of the outstanding stock of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation) in exchange for 14,109,455 newly issued shares of Medical Manager Corporation common stock. In connection with this merger, Synetic, Inc. changed its name to Medical Manager Corporation. The merger will be accounted for as a tax-free pooling-of-interests. These supplemental financial statements reflect the historical operations of the Company for all years prior to the business combination, and have been retroactively restated to include the financial position, results of operations and cash flows of Medical Manager Health Systems, Inc. On a standalone basis, for the year ended June 30, 1999, the Company generated revenues and net income of $100,164,000 and $2,387,000 respectively. During the same period, MMHS generated revenues and net income of $157,868,000 and $15,299,000 respectively. On a standalone basis, for the year ended June 30, 1999, changes in the Companies' and MMHS' stockholders' equity was $173,310,000 and $21,086,000 respectively.

     The supplemental consolidated financial statements of the Company include reclassifications made to conform financial statement presentation of Medical Manager Health Systems, Inc. to that of the Company.

     Medical Manager Health Systems, Inc. and its affiliated companies ("MMHS") is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. MMHS develops, markets and supports the Medical Manager practice management system, which addresses the financial, administrative, clinical and practice management needs of physician practices. The Medical Manager system has been implemented in a wide variety of practice settings from small physician groups to multi-provider independent practice associations and management service organizations. MMHS's proprietary systems enable physicians and their administrative staffs to efficiently manage their practices while delivering quality patient care in a constantly changing health care environment. Since the development of the Medical Manger software in 1982, MMHS's installed base has grown to over 25,000 client sites, representing more than 80 practice specialties, making it the most widely installed physician practice management system in the United States to date.

     The Company's plastics and filtration technologies business is conducted through Porex Technologies Corp. and its affiliated companies ("Porex"). Over the past 36 years Porex has established a leading reputation in the porous plastics industry as a designer, manufacturer and distributor of porous and solid plastic components and products. Porex's porous and solid plastic components and products are used by other manufacturers in a wide range of healthcare, consumer, life sciences and industrial applications primarily to filter, wick, diffuse, drain, vent or control the flow of fluids or gases.

     In January 1999, the Company formed CareInsite, Inc. ("CareInsite") and contributed to it substantially all of the assets and liabilities of the Company's healthcare electronic commerce business. CareInsite is in the development stage. CareInsite intends to provide a broad range of healthcare electronic commerce services which will leverage Internet technology to improve communication among physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants. The provision of products and services using Internet technology in the healthcare electronic commerce industry is subject to risks, including but not limited, to those associated with competition from existing companies offering the same or similar services, uncertainty with respect to market acceptance of its products and services, rapid technological change, management of growth, availability of future capital and minimal previous record of operations or earnings.

     On June 16, 1999, CareInsite completed its initial public offering of 6,497,500 shares of its common stock (the "Offering"). The net proceeds of the Offering were approximately $106,446,000. As of June 30, 1999, the Company owned 72.1% of CareInsite.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(1) Nature of Operations and Summary of Significant Accounting Policies:
    (continued)

Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries, including MMHS and Porex, and its majority owned subsidiary, CareInsite, after elimination of all material intercompany accounts and transactions. Prior to acquisition, MMHS' year ended was December 31. For fiscal years ended June 30, 1999 and 1998, MMHS' results have been restated to reflect its operations to correspond with the Company's fiscal year end of June 30. The Company combined its historical operations for the fiscal year ended June 30, 1997 with the financial position, results of operations and cash flow of MMHS for the calendar year ended December 31, 1996. The supplemental statement of changes in stockholders' equity and supplemental statement of cash flows include adjustments to reflect the operations of MMHS for the period from January 1, 1997 through June 30, 1997. During this period, MMHS generated revenues and net income of $44,408,000 and $4,906,000, respectively.

Foreign Currency Translation--

     Assets and liabilities of Porex's foreign manufacturing facilities are maintained in their functional currency and translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average exchange rates during the year. Foreign currency translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income (loss) in stockholders' equity.

Revenue Recognition--

     Revenue is recognized for Porex's products upon shipment, net of sales returns and allowances. Service revenues within CareInsite are recognized as services are performed. Revenue from software licenses within MMHS is recognized upon sale and shipment. For the year ended June 30, 1999, revenue from the sale of systems within MMHS was recognized in accordance with SOP 97-2, Software Revenue Recognition. SOP 97-2 requires the total contract revenue to be allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and allows for only the allocated revenue to be recognized upon completion of those elements. Prior to adopting SOP 97-2, revenue from the sale of systems was recognized when the system was installed and when the related client training was completed. The effect of the adoption of SOP 97-2 was not significant to the Company's results of operations. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services are recognized as they are provided. Certain expenses are allocated between the cost of revenue for systems and maintenance and other based upon revenue, which basis management believes to be reasonable.

Use of Estimates--

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents--

     The Company considers all investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the consolidated statements of cash flows. These short-term investments are stated at cost, which approximates market.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

Marketable Securities--

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, net of unamortized premium or discount. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At June 30,1999, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency notes. These investments had an aggregate market value of $298,037,000 and $229,683,000 at June 30, 1999 and 1998,
respectively. Of the investments at June 30,1999, $54,670,000 were debt securities classified as available-for-sale maturing within one year.
Unrealized gains on these securities was $278,000 at June 30, 1999. All of the Company's marketable securities at June 30, 1998 were classified as held-to-maturity. At June 30, 1999, gross unrealized gains pertaining to marketable securities and other investments were $1,523,000. Gains and losses on the sale of marketable securities and other investments are calculated using the specific identification method. Subsequent to year end, the Company purchased $50,000,000 principal amount of Federal Agency notes maturing June 2001.

Inventories--

     Inventories are stated at the lower of (first-in, first-out) cost or market. Cost for manufactured products includes raw materials, direct labor, and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for work-in-process, finished goods and peripheral computer equipment. Inventories consisted of the following (in thousands):

                                                 June 30,
                                              --------------
                                               1999    1998
                                              ------  ------
Raw materials and supplies.....               $4,645  $3,219
Work-in-process................                1,600     677
Finished goods.................                6,515   1,917
Peripheral computer equipment..                2,058   3,129
                                              ------  ------
                                             $14,818  $8,942
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

Product Development Costs--

     Software--

     The Company incurs costs for the production of computer software for use in the sale of CareInsite's services. All costs in the software development process which are classified as research and development costs are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, software development costs are capitalized until the software is commercially available. Costs capitalized include direct labor and related overhead for software produced by CareInsite and the costs of software licensed from third parties. Such costs are recorded at the lower of unamortized cost or net realizable value. During the year ended

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

June 30, 1999, CareInsite abandoned its development efforts with respect to certain of its products and services. Those efforts were abandoned as a result of encountering a high risk development issue associated with integrating those products and services with the acquired Cerner technology (See Note 3). Accordingly, the capitalized software costs related to these products and services in the amount of $2,381,000 were written off and included in development expenses for the year ended June 30, 1999. As of June 30, 1999 and 1998, capitalized internally generated costs were $4,353,000 and $4,368,000, respectively. As of June 30, 1999 and 1998, amounts capitalized for software licensed from vendors were $26,977,000 and $604,000, respectively. Software licensed from vendors primarily relates to the perpetual software licenses obtained from Cerner. For the year ended June 30, 1997, $5,228,000 of costs associated with the acquisitions of certain intellectual property and software technologies were expensed as research and development as technological feasibility had not been reached.

     The Company also incurs costs for the development of software for sale in its physician practice management information systems business (MMHS). To date, the period between achieving technological feasability and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

     Plastics and Filtration Technologies--

         The Company incurs costs for the development of new and improved products, product applications and manufacturing processes using porous and injection molded plastics. These development costs are expensed as incurred.



Accrued and other liabilities--

     Accrued and other liabilities consisted of the following (in thousands):

                                              June 30,
                                          ----------------
                                           1999     1998
                                          -------  -------
     Accrued payroll and benefit costs..  $ 9,521  $ 6,641
     Accrued acquisition costs..........    2,177      839
     Accrued interest...................    3,146    3,044
     Accrued professional fees..........    2,710      809
     Accrued legal costs................    6,333    1,230
     Other..............................    7,729    5,191
                                          -------  -------
         Total                            $31,616  $17,754
                                          =======  =======

Income Taxes--

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which uses the liability method to calculate deferred income taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income (See Note 7). A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

Net Income (Loss) Per Share--

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The new standard simplifies the computation of net income per share and increases comparability to international standards. Under SFAS No. 128, basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Convertible Debentures (See Note 6), if converted, would not have had a dilutive effect on net income per share for the periods presented.

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

     A reconciliation of weighted average shares outstanding (basic) to weighted average shares outstanding assuming dilution (diluted) follows:

                                                                Years Ended June 30,
                                                           -----------------------------
                                                            1999      1998      1997 (2)
                                                           ------    ------     --------

     Weighted average shares outstanding (basic)..         33,419    30,683      22,626
     Common stock equivalents (1).................          3,119     2,668           -
                                                           ------    ------     -------
     Weighted average shares outstanding
       assuming dilution (diluted)................         36,538    33,351      22,626
                                                           ======    ======     =======

     (1) Issuable primarily under stock option plans.
     (2) Common stock equivalents not reflected above as they were antidilutive.

Reclassifications--

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Goodwill and other intangible assets--

     Goodwill, which represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired, is amortized on a straight line basis over periods ranging from three to ten years for CareInsite acquisitions, 20 years for MMHS acquisitions and 35 to 40 years for plastics and filtration technologies acquisitions. Intangible assets primarily relate to patented and unpatented technologies and tradenames and are amortized on a straight line basis over periods ranging from 19 to 40 years.

Accounting for Stock-Based Compensation--

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for measurement and recognition of stock-based transactions with employees and non-employee directors. The Company discloses on a pro forma basis both net income and earnings per share as if the fair value based accounting method were used and the difference between compensation cost recognized under APB No. 25 and the fair value method of SFAS No. 123 (See Note 9).

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS



(1)  Nature of Operations and Summary of Significant Accounting Policies:
     (continued)

Recently Adopted Accounting Standards--

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, " Reporting Comprehensive Income" ("SFAS No. 130"), effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in stockholders' equity, be reported in the financial statements. The Company adopted SFAS No. 130 during the year ended June 30, 1999. The adoption of SFAS No. 130 increased the reporting disclosures and had no impact on the results of operations or financial position of the Company.

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on the results of operations or financial position of the Company. (See Note 14)

     In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", ("SFAS No. 132"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other post-retirement benefit plans. The adoption of SFAS No. 132 will not have any impact on the results of operations or financial position of the Company.

Recently Issued Accounting Standards--

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position, or "SOP" 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending June 30, 2000. Adoption of SOP 98-1 is expected to have no material impact on the Company's financial condition or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that entities expense start-up costs as incurred. The Company is required to implement SOP 98-5 for the year ending June 30, 2000. Adoption of SOP 98-5 is expected to have no material impact on the Company's financial condition or results of operations.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(2)  Acquisitions:


Porex--


     Point Plastics--

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

     The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired based on their estimated fair values. Point Plastics' results of operations have been included in the Company's financial statements beginning July 21, 1998.

     A preliminary summary of the purchase price allocation is as follows (in thousands):


               Cash and cash equivalents            $ 5,089
               Marketable securities- short-term      3,490
               Accounts receivable                    2,170
               Inventories                            3,629
               Other current assets                   4,863
               Property, plant and equipment         13,665
               Marketable securities- long-term       3,155
               Goodwill                              41,625
               Intangible assets                     20,600
               Other assets                             192
                                                    -------
                                                    $98,478
                                                    =======

     The intangible assets consists of the fair market values of unpatented technologies of $14,700,000 and tradename of $5,900,000. The goodwill, unpatented technologies, and tradename are being amortized over a period of 40 years, 30 years and 40 years, respectively.

     KippGroup--

     On January 22, 1999, the Company completed the acquisition of the KippGroup ("KippGroup"), a manufacturing company located in Ontario, California, for $75,000 in cash and 1,150,028 shares of the Company's common stock. The fair value of the shares, as determined by management, was approximately $40.70 per share.

     Of the purchase price, approximately $3,000,000 is held in escrow. If the KippGroup's earnings before interest and taxes as defined in the Purchase Agreement ("EBIT") for the 12 months ending June 30, 2000 are greater than $5,500,000, then the sellers will receive the funds held in escrow and the interest earned thereon. If the KippGroup's EBIT for such period is less than or equal to $5,500,000, the Company will retain the funds held in escrow and the interest earned thereon, which will be treated as a reduction in purchase price.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(2)  Acquisitions: (continued)

     If the KippGroup's EBIT for the 12 month period ending June 30, 2000 ("Determination Period EBIT") is greater than $5,500,000, then the sellers will be entitled to receive additional purchase price of up to approximately $13,500,000 (the "Earnout Amount"). Any additional purchase price is payable in cash or shares of the Company's common stock, at the discretion of the Company. The sellers will receive the same percentage of the Earnout Amount as the percent of $2,000,000 represented by the amount, if any, of KippGroup's Determination Period EBIT between $5,500,000 and $7,500,000.

     The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired based on their estimated fair values. KippGroup results of operations have been included in the Company's financial statements beginning January 22, 1999.

     A preliminary summary of the purchase price allocation is as follows (in thousands):

               Cash and cash equivalents        $ 3,333
               Accounts receivable                1,736
               Inventories                        2,107
               Other current assets                  73
               Property, plant and equipment      9,001
               Goodwill                           5,522
               Intangible assets                 34,600
               Other assets                          54
                                                -------
                                                $56,426
                                                =======


     The intangible assets consist of the fair market values of patented technology of $2,200,000, unpatented technology of $19,200,000 and tradename of $13,200,000.

     The goodwill, patented technology, unpatented technology and trademark are being amortized on a straight-line method over a period of 40 years, 19 years, 30 years and 40 years, respectively.



MMHS--

     During the year ended June 30, 1998, MMHS acquired the following resellers (the "1998 Acquired Companies") of The Medical Manager software: (i) The Computer Clinic, Inc. and its affiliates based in Valhalla, New York;

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(2)  Acquisitions:  (continued)

(ii) Medysis, Inc. based in Fort Wayne, Indiana; (iii) Computers for Medicine Corporation and Carecom, Inc. based in Englewood, Colorado; (iv) Unisource Systems, Inc. based in Corpus Christi, Texas; and (v) CompRx Systems Corporation based in Hauppauge, New York; (vi) Medical Practice Support Services, Inc. based in Pittsburgh, Pennsylvania; (vii) Health Care Management Solutions, Inc. d/b/a Healthcare Informatics, Inc. based in Springfield, Illinois ; (viii) Strategic Systems, Inc. based in Denver, Colorado; (ix) Intelligent Concept, Ltd. (U.S.A.) based in Los Angeles, California; (x) Health-Tech Systems, Inc. based in El Paso, Texas; (xi) Healthcare Automation Associates, Inc. based in Phoenix, Arizona; (xii) Qualified Technology, Inc. based in Baton Rouge, Louisiana. These acquisitions were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the 1998 Acquired Companies was 450,568 shares of common ctock.


     Also during the year ended June 30, 1998, MMHS acquired substantially all of the assets or all of the outstanding equity securities of the following 14 resellers (the "1998 Purchased Companies") of The Medical Manager software.


Company Acquired                            Date of Acquisition               Location
---------------------------------------  -------------------------  ----------------------------
Artemis, Inc.                                   July 30, 1997           Indianapolis, Indiana

Package Computer Systems, Inc.
D/b/a PAC-COMP                                  August 1, 1997          Sterling Heights, Michigan

Boston Computer Systems, Inc.                   August 6, 1997          Norwood, Massachusetts

Matrix Computer Consultants, Inc.               September 5, 1997       Norman, Oklahoma

Professional Management Systems, Inc.           September 10, 1997      St. Charles, Illinois

AMSC, Inc., together with its
Wholly-owned subsidiary, AMSC Midwest,
 Inc.                                           September 11, 1997      Orlando, Florida and
                                                                        Topeka, Kansas

Data Concepts, Inc.                             October 30, 1997        Boise, Idaho

Medical Systems Consultants, Inc.               October 30, 1997        Boise, Idaho

Advanced Practice Management, Inc.              November 10, 1997       San Diego, California

Medico Support Services, Inc.                   November 18, 1997       Salem, Oregon

Companion Technologies of
Florida, Inc.                                   December 31, 1997       Tampa, Florida

Companion Technologies of Texas                 December 31, 1997       Arlington, Texas

Management Integrated Solutions                 April 4, 1998           Houston, Texas

CSA Provider Services                           June 25, 1998           Phoenix, Arizona

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS



(2)  Acquisitions: (continued)


     The 1998 Purchased Companies were accounted for using the purchase method of accounting. The aggregate consideration paid for the 1998 Purchased Companies was 251,047 shares of common stock, $4,450,041 in cash and the issuance of $6,000,000 in debt.

     During the year ended June 30, 1999, MMHS executed and closed agreements to acquire the following resellers of The Medical Manager software (the 1999 Acquired Companies): (i) Medical Systems, Inc. based in Dallas, Texas; (ii) Prism Microcomputers, Inc. based in Fairfax, Virginia; (iii) Advantage Medical Systems, Inc. based in Hurricane, West Virginia; (iv) Medical Design and Images, Inc. based in Austin, Texas; (v) Lee Data Systems, Inc. based in Plymouth Meeting, Pennsylvania; and (vi) MedData Corporation based in Elliot City, Maryland; (vii) Advanced Medical Office Systems, Inc. d/b/a I.E. Corporation based in Stockton, California; (viii) Specialized Computer Systems, Inc. based in DuBois, Pennsylvania; (ix) Shared Business Services, Inc. based in Clearwater, Florida; (x) Uniserv, Inc. based in Baton Rouge, Louisiana; (xi) Meditech, Inc. based in Clarksville, Indiana; (xii) Business Support Systems, Inc. based in Chesapeake, Virginia; (xiii) Quantum Healthcare Systems, Inc. based in Fresno, California; (xiv) Western Healthcare based in San Luis Obispo, California; (xv) Donald Friesen & Associates based in Bakersfield, California; and (xvi) Diversified Management Services, Inc. based in Oklahoma City, Oklahoma. The acquisitions of the 1999 Acquired Companies were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the 1999 Acquired Companies consisted of 386,353 shares of common stock.

     During the year ended June 30, 1999, MMHS or its affiliates executed and closed agreements to acquire substantially all of the assets, or all of The Medical Manager assets, of the following companies (the 1999 Purchased Companies):

Company Acquired                                Date of Acquisition             Location
----------------                                -------------------             --------
Wahltek, Inc.                                   September 1, 1998               Des Moines, Iowa

LLBC Enterprises, Inc.                          September 21, 1998              San Antonio, Texas

Circle Software                                 November 30, 1998               Ft. Lauderdale, Florida

ProMed Systems, Inc.                            December 31, 1998               New Haven, Connecticut

MSO Billing Services, Inc.                      December 31, 1998               Dallas, Texas

Medical Systems Plus                            March 19, 1999                  LaFayette, Louisiana

Premier Support Services, Inc.                  March 24, 1999                  Dallas, Texas

PM2000 Business of CSC Healthcare, Inc.         March 31, 1999                  Birmingham, Alabama

Raven Healthcare Management, Inc.               June 4, 1999                    Nashville, Tennessee

Network Group Division of Blue Cross Blue
 Shield of Georgia                              June 30, 1999                   Atlanta, Georgia

     The acquisitions of the 1999 Purchased Companies were accounted for using the purchase method of accounting. The aggregate consideration paid for the 1999 Purchased Companies consisted of $8,801,680 in cash and 2,151 shares of common stock.

     The 1998 Acquired Companies and the 1999 Acquired Companies are referred to collectively as the Acquired Companies. The 1998 Purchased Companies and the 1999 Purchased Companies are referred to collectively as the

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(2)  Acquisitions: (continued)

Purchased Companies.

     The acquisitions of the Acquired Companies have been accounted for as pooling-of-interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $9,930,000 for the period July 1, 1998 through their respective acquisition date, revenues of $23,119,000 for the year ended June 30, 1998 and $32,826,000 for the year ended December 31, 1996 (1999 Acquired Companies) or through their respective acquisition date (1998 Acquired Companies). Net income of the Acquired Companies was $423,000 for the period July 1, 1998 through their respective acquisition date and $298,000 for the year ended June 30, 1998 (1999 Acquired Companies) or through their respective acquisition date (1998 Acquired Companies) and a net loss of $475,000 for the year ended December 31, 1996. Changes in the Acquired Companies' stockholders' equity for the period July 1, 1998 through their respective acquisition date was $731,000. Changes in the Acquired Companies' stockholders' equity was $1,386,000 for the year ended June 30, 1998 (1999 Acquired Companies) or through their respective acquisition date (1998 Acquired Companies). Changes in the Acquired Companies Stockholders' Equity for the year ended December 31, 1996 was $422,000.


CareInsite--


     Med-Link--

     On May 24, 1999, CareInsite acquired Med-Link Technologies, Inc. ("Med-Link"), a provider of electronic data interchange services based in Somerset, New Jersey. The purchase price for the outstanding capital stock of Med-Link was $14,000,000 in cash. The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired based on their estimated fair values. The operations of Med-Link are included in the Company's financial statements beginning May 24, 1999. Goodwill of $13,450,000 is being amortized over ten years based on a straight-line method.


     A preliminary summary of the purchase price allocation is as follows (in thousands):

               Cash                             $    20
               Accounts receivable                  711
               Other assets                          38
               Property, plant and equipment        459
               Goodwill                          13,450
                                                -------
                                                $14,678
                                                =======


     Avicenna--

     On December 24, 1996, the Company acquired the outstanding equity and indebtedness (including employee stock options) of Avicenna, a privately-held, developmental-stage company located in Cambridge, Massachusetts, for 428,643 shares of the Company's common stock and 161,015 shares of the Company's common stock to be issued in connection with the exercise of employee stock options. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $47.37 per share. A discount was applied to the market value of the Company's stock to reflect the limitations restricting the liquidity and transferability of such shares to arrive at this amount. As additional consideration, the Company agreed to issue to certain sellers, nontransferable warrants covering 250,000 shares of the Company's common stock, exercisable after December 23, 1998 at a price of $54.50 per share. Avicenna's business plan has been to market and build Intranets for managed care organizations, hospitals and physician groups. The acquisition was accounted for using the purchase method with the purchase price being allocated to assets acquired based on their estimated fair values. Avicenna's results of operations have been included in the Company's financial statements since December 24, 1996.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(2)  Acquisitions: (continued)

     A summary of the purchase price allocation is as follows (in thousands):

          Cash                                          $   42
          Short-term investments                           240
          Other assets                                     216
          Property, plant and equipment                    759
          Acquired in-process research and development  28,600
          Intangible assets                              1,502
          Goodwill                                         116
                                                       -------
                                                       $31,475
                                                       =======

     The intangible assets of $1,502,000 represent the estimated fair market value of Avicenna's existing technical staff. The amount allocated to technical staff was determined based on the estimated costs to recruit, train and develop a replacement workforce. The significant assumptions include salary and benefit levels and expected employee turnover rate.

     The amount allocated to acquired in-process research and development of $28,600,000 was determined using established valuation techniques. Remaining amounts have been allocated to goodwill and were amortized over a two-year period.

     CareAgents--

     On January 23, 1997, the Company acquired CareAgents for 106,029 shares of the Company's common stock. The shares issued are subject to certain limitations restricting the liquidity and transferability of such shares. The fair value of the shares, as determined by management, was approximately $30.65 per share. A discount was applied to the market value of the Company's common stock to reflect the two year limitation restricting the liquidity and transferability of such shares to arrive at this amount. CareAgents was an early development stage company focused on Internet-based clinical commerce applications. The acquisition was accounted for using the purchase method with the purchase price being allocated to acquired in-process research and development of $3,585,000, based on its fair value. CareAgents' results of operations have been included in the Company's financial statements since January 23, 1997. The amount allocated to acquired in-process research and development of $3,585,000 was determined using established valuation techniques.


Pro forma Information--


     The following summary, prepared on a pro forma basis, combines the results of operations of the Company, Point Plastics, KippGroup, Med-Link and the acquisition of the Purchased Companies assuming the acquisitions were consummated at the beginning of the periods presented (in thousands, except per share data):


                                             For the Year Ended
                                          -------------------------
                                              1999          1998
                                          ------------  ------------
                                                 (unaudited)
Net revenues                                 $278,103     $240,513
Net income                                     16,620       23,281
Net income per share-basic                      $0.49        $0.71
Net income per share-diluted                    $0.45        $0.66

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS



(2)  Acquisitions: (continued)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results.

     Acquired In-Process Research and Development--

     The amounts allocated to acquired in-process research and development of approximately $28,600,000 and $3,585,000 related to Avicenna and CareAgents, respectively, were expensed in the periods of acquisition, with no corresponding tax benefits, as such research and development was in process at the time of the acquisitions and had not reached technological feasibility and had no alternative future use. A description of the acquired in-process research and development and the estimates made are as follows:

     Avicenna-

     The amount allocated to acquired in-process research and development of $28,600,000 was determined based on an income approach valuation methodology. The valuation projected revenue and costs over a nine year period with profitability commencing in three years and increasing steadily through year nine. The assumptions on which the projections were based are subject to a high degree of uncertainty. The more significant uncertainties were those regarding the timing and extent of the estimated revenues associated with this technology as well as the estimated costs to complete the development. A nine year forecast of revenues and costs attributable to the acquired technology was prepared. The nine year projection period was consistent with the expected useful life of the Intranets under development. The resulting operating cash flows were then reduced by working capital and capital expenditures and discounted to present value based upon a discount rate of 30%.

     Avicenna was in the early stages of its development and the systems under development had not yet reached technological feasibility. There was no alternative future use for the technology then developed.

     Avicenna had incurred approximately $1,263,000 in research and development costs to develop the technology to its then current status. Significant costs remained to complete the technological capabilities of its product line and then migrate those capabilities to a new business model envisioned by the Company.

     CareAgents--

     The entire purchase price of $3,585,000 was assigned to acquired in-process research and development. The purchase price allocation to acquired in-process research and development was determined based on an income approach methodology. The assumptions on which the projections were based are subject to a high degree of uncertainty. The more significant uncertainties were those regarding the timing and extent of the estimated revenues associated with this technology as well as the estimated costs to complete the development, as the company was in its initial stages of development. A nine year forecast of revenues and costs attributable to the acquired technology was prepared. The nine year projection period was consistent with the expected useful life of the Intranets under development. The resulting operations cash flows were then reduced by working capital and capital expenditures and discounted to present value based upon a discount rate of 50%.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(3)  Significant Transactions:

     In October 1998, the Company entered into agreements in principle with two strategic partners for its healthcare electronic commerce business --The Health Information Network Connection LLC ("THINC") and Cerner Corporation ("Cerner"). In January 1999, the Company formed CareInsite and contributed to it substantially all of the assets and liabilities of the Company's healthcare electronic commerce business and $10,000,000 in cash. During the year ended June 30, 1999, CareInsite completed the transactions described below:

THINC --

     In January 1999, CareInsite, THINC, and THINC founding members, Greater New York Hospital Association, Empire Blue Cross and Blue Shield ("Empire"), Group Health Incorporated ("GHI") and HIP Health Plans ("HIP") entered into definitive agreements and consummated a transaction for a broad strategic alliance. Under this arrangement, among other things, CareInsite (i) acquired a 20% ownership interest in THINC in exchange for $1,500,000 and a warrant to purchase an aggregate of 4,059,118 shares of common stock of CareInsite, (ii) agreed to extend senior loans to THINC of $2,000,000 and $1,500,000 of working capital line of credit (the "Working Capital Line of Credit"), (iii) entered into a Management Services Agreement with THINC pursuant to which CareInsite will manage all operations of THINC, including, providing THINC with certain content and messaging services, (iv) licensed to THINC content and messaging services for use over the THINC network and (v) entered into Clinical Transaction Agreements with each of Empire, GHI, and HIP (the "THINC Payers") to provide online prescription laboratory transaction services. CareInsite`s Clinical Transaction Agreement with GHI specifies that CareInsite does not have the right to provide prescription communication services to GHI unless either CareInsite enters into an agreement with GHI's pharmacy benefit manager outlining a methodology for the implementation of such services or GHI elects to proceed without such an agreement. GHI's current pharmacy benefit manager is Merck-Medco, a company with whom the Company and CareInsite are currently involved in litigation (See Note 10). To date, CareInsite has not entered into any such agreement with Merck-Medco and GHI has not made such election.

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

     The warrant issued to THINC is exercisable at a price per share of $4.00, 180 days following the Offering of CareInsite's common stock. The warrant expires on January 1, 2006 subject to certain exceptions. The warrant and shares of CareInsite's common stock issuable upon exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant on the date issued was approximately $1,700,000, as determined using the Black-Scholes option pricing model. CareInsite accounts for its investment in THINC using the equity method of accounting.

Cerner--

     In January 1999, CareInsite also entered into definitive agreements and consummated a transaction with Cerner for a broad strategic alliance. Cerner, a publicly traded corporation, is a supplier of clinical and management information systems for healthcare organizations. Under this arrangement, CareInsite, among other things, obtained a perpetual software license to the functionality embedded in Cerner's Health Network Architecture ("HNA") including HNA Millennium Architecture in exchange for 12,437,500 shares of CareInsite's common stock (such shares are subject to certain restrictions on transfer and other adjustments). In addition, CareInsite has issued to Cerner a warrant to purchase up to 1,008,445 shares of common stock at $4.00 per share, exercisable only in the event THINC exercises its warrant. Also, CareInsite will issue to Cerner 2,503,125 additional shares of common stock on or after February 15, 2001 at $0.01 per share in the event the CareInsite has achieved a stated level of physician participation by 2001. The

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(3)  Significant Transactions: (continued)

software acquired from Cerner was valued at $20,800,000 based on the value of the equity consideration as determined using an income approach valuation methodology. A ten year forecast of revenues and costs was prepared with the resulting cash flows reduced by working capital and capital expenditures and then discounted to present value based on a weighted average discount rate of 30%. Additionally, because the shares issued to Cerner have no ready market and contain restrictions on transferability, a 15% lack of marketability discount was applied. In connection with CareInsite's strategic relationship with Cerner, CareInsite sold Cerner a beneficial interest to 2% of THINC. As beneficial owner Cerner will receive any dividends, income and liquidation or disposition proceeds related to Cerner's 2% interest. However, CareInsite will remain the owner of record, will exercise voting rights and will have the right to sell, transfer, exchange, encumber, or otherwise dispose of this 2% interest. Cerner has also agreed to fund $1,000,000 of CareInsite's $2,000,000 senior loan to THINC. Additionally, CareInsite and Cerner entered into a Marketing Agreement that allows for the marketing and distribution of CareInsite's services to the physicians and providers associated with more than 1,000 healthcare organizations who currently utilize Cerner's clinical and management information systems. In addition, Cerner committed to make available engineering and systems architecture personnel and expertise to accelerate the deployment of CareInsite's services, as well as ongoing technical support and future enhancements to HNA. For the year ended June 30, 1999, CareInsite has paid to Cerner $320,000 for these services.

     Concurrent with the Offering CareInsite sold 537,634 shares of its Common Stock to Cerner for cash proceeds of $9,000,000. As of June 30, 1999 Cerner owned 18.7% of CareInsite.

Horizon Blue Cross Blue Shield of New Jersey --

      In June 1999, CareInsite entered into a five and one-half year agreement with Horizon Blue Cross Blue Shield of New Jersey ("Horizon") to provide online prescription, laboratory and managed care communication services. In connection with this transaction, among other things, the CareInsite issued to Horizon a warrant to purchase an aggregate of 811,824 shares of common stock of CareInsite. The warrant issued to Horizon is exercisable 30 months following the offering of CareInsite's common stock. The exercise price per share is $18.00. The warrant expires January 4, 2005. The warrant and shares of CareInsite's common stock issuable upon exercise of the warrant are subject to certain restrictions on transfer. The estimated fair value of the warrant on the date issued was approximately $6,725,000, as determined using the Black-Scholes option pricing model. The Company has included the value of the warrant as part of intangible assets, which is being amortized over the term of the contract.

Medical Manager Health Systems Inc. --

     MMHS and CareInsite have entered into an agreement under which CareInsite will be the exclusive provider of certain network, web hosting and transaction services to MMHS. Under this agreement CareInsite intends to provide healthcare e-commerce services to MMHS's physician base. CareInsite intends to use MMHS's sales and support network as a platform from which to distribute, install and support CareInsite's transaction, messaging and content services to MMHS physicians.

America Online Agreement --


     On September 15, 1999, CareInsite entered into a strategic alliance with America Online, Inc. ("AOL") for CareInsite to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based brands Netscape, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, CareInsite and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Through this arrangement, AOL Members will have access to CareInsite's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan-approved prescriptions, view lab results, review claims status, receive explanations of benefits, review patient education materials provided by their health plans, understand plan policies

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(3)  Significant Transactions: (continued)


and procedures and receive plan treatment authorizations. CareInsite and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, CareInsite has agreed to make $30,000,000 of guaranteed payments to AOL.

     Under a separate agreement entered into in September 1999, AOL purchased 100 shares of newly issued CareInsite convertible redeemable preferred stock ("Preferred Stock") at a price of $100,000 per share, or $10 million of Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of Preferred Stock in September 2000 at the same price. At the option of AOL, in March 2002, the Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into
(i) the number of shares of CareInsite's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) subject to certain antidilution protections and
(ii) a warrant exercisable for the same number of shares of CareInsite's common stock, or 2,030.5 shares, at a price of $49.25 per share subject to certain antidilution protections. In the event that AOL elects to convert the 100 shares of Preferred Stock it purchased in September 1999, it would receive 203,046 shares of CareInsite's common stock and a Warrant exercisable into an additional 203,046 shares at $49.25 per share. The Preferred Stock is non-voting and no dividend is payable on the Preferred Stock unless CareInsite declares a dividend on its common stock.

(4)  Stockholders' Equity:

     In April 1997, the Company announced that its Board of Directors authorized a repurchase program involving the purchase of the Company's common stock and outstanding convertible debentures not to exceed $15,000,000 in the aggregate. For the years ended June 30, 1999 and June 30, 1998, the Company repurchased 10,700 and 6,000 shares at a cost of approximately, $364,000 and $216,000, respectively. The Company has reissued all of these shares for employee stock option exercises. In August 1999, the board of directors rescinded the repurchase program.

     On July 23, 1999, the Company amended and restated Article Four of its Certificate of Incorporation, increasing the number of authorized shares to 310,000,000 of which 300,000,000 were designated as common stock. The financial statements have been adjusted retroactively to reflect this Amendment.

(5)  Increase in Carrying Value of CareInsite

     Securities and Exchange Commission Staff Accounting Bulletin No. 51 Accounting for Sales of Stock by a Subsidiary, permits the difference between the carrying value of the parent's investment in its subsidiary and underlying book value of the subsidiary after a stock issuance by the subsidiary to be reflected as a gain or loss in the consolidated financial statements, or as a capital transaction. However, for sales of stock by a subsidiary in the development stage, gain recognition is not permitted. Accordingly, as CareInsite is a development stage company, the Company recorded a credit to paid-in capital of $54,257,000, net of deferred taxes as a result of the shares issued by CareInsite during the year ended June 30, 1999.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

(6)    Long-Term Debt:


The following table summarizes the company's long-term debt as of June 30, 1999 and 1998 (in thousands):

                                                                                       June 30,
                                                                       ----------------------------------------
                                                                                1999                  1998
                                                                       ----------------------------------------
Convertible subordinated debentures
  due 2007 with interest at 5% payable semi-annually(1)...............        $159,484               $159,500
Note payable to former shareholders of Point Plastics.................           6,531                     --
 due April 2003 with interest at 6.23% payable quarterly (2)
Notes payable, remainder of purchase price for acquisitions with
  Interest at 5.5%, $41,000 due on demand and $2,000,000
  due January 15, 2000................................................           2,041                  4,204
Other long-term debt (3)..............................................           4,214                  2,046
                                                                              --------               ---------
Total.................................................................         172,270                165,750
  Less current portion................................................           3,322                  3,828
                                                                              --------               ---------
Long-term portion.....................................................        $168,948               $161,922
                                                                              ========               =========

     (1) In February 1997, the Company issued to the public $165,000,000 aggregate principal amount of its 5% convertible subordinated debentures due 2007 (the "Convertible Debentures"). The Convertible Debentures are convertible at any time prior to maturity, unless previously redeemed into shares of the Company's common stock, at a conversion price of $60.00 per share, subject to adjustment under certain circumstances. In connection with the issuance of the Convertible Debentures, the Company recorded debt issuance costs of approximately $5,100,000 that are included in other assets , net of accumulated amortization costs, in the consolidated financial statements. Such costs are being amortized to interest expense using the effective interest method over the life of the Convertible Debentures. In conjunction with the repurchase program discussed in Note 4, the Company repurchased $5,500,000 face amount of Convertible Debentures during the fiscal year ended June 30, 1998 and subsequently retired these debentures during the fiscal year ended June 30, 1999. In addition, holders of $16,000 principal amount of the Company's Convertible Debentures redeemed their Convertible Debentures into approximately 267 shares of the Company's common stock during the fiscal year ended June 30, 1999.

     (2) The Note payable of $6,531,000 is to a former shareholder of Point Plastics. The note is callable under certain circumstances.

     (3) The other long term debt included above consists of various loans with interest rates ranging from 7.75% - 18.00%.

The annual maturities of long-term debt are as follows (in thousands):

June 30,
--------
   2000....................................................  $  3,322
   2001....................................................       852
   2002....................................................       574
   2003....................................................     6,975

   2004....................................................       318
   THEREAFTER..............................................   160,230

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(7)  Income Taxes:

     The income tax provisions are summarized as follows (in thousands):

                                                                                   Years Ended June 30,
                                                           ------------------------------------------------------------------
                                                                   1999                   1998                    1997
                                                           ------------------------------------------------------------------
Current:
Federal...........................................                   $ 8,989                $ 9,924                  $  5,614
Foreign...........................................                     1,565                  1,301                     1,063
State.............................................                     1,512                  1,343                       509
                                                           -----------------      -----------------      --------------------
  Total current...................................                    12,066                 12,568                     7,186
Deferred:
Federal...........................................                       768                  1,336                    (4,293)
State.............................................                      (576)                  (108)                      (43)
                                                           -----------------      -----------------      --------------------
  Total deferred..................................                       192                  1,228                    (4,336)
                                                           -----------------      -----------------      --------------------
Total income tax provision........................                   $12,258                $13,796                  $  2,850
                                                           =================      =================      ====================

     A reconciliation of the income tax provision, computed by applying the federal statutory rate to income before taxes, and the actual provision for income taxes is as follows:

                                                                                   Years Ended June 30,
                                                           -----------------------------------------------------------------
                                                                   1999                   1998                    1997
                                                           -----------------------------------------------------------------
Federal statutory rate.................................                 35.0%                  35.0%                   (35.0)%
State tax, net of federal benefit......................                  2.4                    2.9                      3.5
Foreign tax............................................                  1.6                    1.0                      0.6
Minority Interest of Consolidated subsidiary...........                 (3.3)                     -                        -
S-Corporations acquired not subject to income tax......                    -                      -                    (10.5)
Change in valuation allowance..........................                  7.6                      -                        -
Dividend exclusion.....................................                    -                      -                     (2.6)
Non-deductible research and development................                    -                      -                     57.6
Other, net.............................................                 (2.4)                  (0.6)                     1.2
                                                           -----------------      -----------------      -------------------
                                                                        40.9%                  38.3%                    14.8%
                                                           =================      =================      ===================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1999 and 1998 are as follows (in thousands):

                                                                                       June 30,
                                                     --------------------------------------------------------------------------
                                                                     1999                                   1998
                                                     ---------------------------------      -----------------------------------
                                                         Current           Long-term           Current            Long-term
                                                     ------------      ---------------      ------------     ------------------
Deferred Tax Assets:
Accrued expenses.................................          $2,263              $     -            $2,511                 $    -
Net operating loss carryforwards.................               -               19,843                 -                  3,637
Bad debts........................................             273                    -               173                      -
Inventory........................................             387                    -               319                      -
Prepaid and other................................             445                    -               353                      -
Deferred revenue.................................             650                    -               425                      -
Deferred compensation (stock options)............               -                1,780                 -                  1,739
                                                     ------------      ---------------      ------------     ------------------
  Gross deferred tax assets......................           4,018               21,623             3,781                 $5,376
                                                     ------------      ---------------      ------------     ------------------
  Valuation allowance related to net operating
  losses.........................................            (216)                (703)                -                      -
                                                     ------------      ---------------      ------------     ------------------
  Total deferred tax assets......................          $3,802              $20,920            $3,781                 $5,376
                                                     ============      ===============      ============     ==================

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

(7)  Income Taxes: (continued)

Deferred Tax Liabilities:
  Depreciation and amortization.....................         $    -           $  10,881             $    -             $1,063
  Sale of stock by a subsidiary.....................              -              33,285                  -                  -
  Section 481 (a) adjustment........................              -                   -                  -                570
  Capitalized research and development costs........              -               1,651                  -              1,143
  Accrued expenses..................................              -                 763                  -                122
  Other.............................................              -                 517                  -                386
                                                     --------------     ---------------      -------------     --------------
    Total noncurrent deferred tax liabilities.......         $    -           $  47,097             $    -             $3,284
                                                     --------------     ---------------      -------------     --------------
  Net deferred tax asset (liability)................         $3,802            $(26,177)            $3,781             $2,092
                                                     ==============     ===============      =============     ==============

     As of June 30, 1999, the Company has available net operating loss carryforwards totaling $55,738,000, $6,537,000 related to CareInsite. Effective with the Offering of CareInsite's common stock on June 16, 1999, the Company will no longer consolidate CareInsite for federal income tax purposes. As CareInsite is in the development stage, a valuation allowance was established for the net operating loss related to CareInsite for the period when CareInsite was no longer included in the Company's consolidated federal income tax return. The Company has assessed its past earnings history and trends and expiration dates of its net operating loss carryforwards and has determined that it is more likely than not that the net operating loss carryforwards, except those related to CareInsite as CareInsite is in the development stage, will be realized.

Tax sharing agreement --

     Effective June 16, 1999 CareInsite no longer files a consolidated federal income tax return with the Company, but will continue to file a combined tax return with the Company for California income tax purposes. The Company and CareInsite entered into a tax sharing agreement providing, among other things, that, for periods prior to the Offering and during which CareInsite was included in the Company's consolidated federal income tax returns, the CareInsite will be required to pay the Company an amount equal to CareInsite's federal income tax liabilities for these periods, determined as if the CareInsite had filed federal income tax returns on a separate company basis. Additionally, for periods both before and after the Offering, in situations where the CareInsite files a combined return with the Company for state income tax purposes, such as for California, CareInsite will be required to pay the Company an amount equal to CareInsite's state income tax liabilities, determined as if CareInsite had filed state income tax returns on a separate company basis. If CareInsite experiences a net operating loss resulting in no federal or state income tax liability for a taxable period in which it was included in the Company's consolidated federal or combined state income tax returns, CareInsite will be entitled to a payment from the Company equal to the reduction, if any, in the federal or state income tax liability of the Company consolidated group by reason of the use of CareInsite's net operating loss. Further, under the tax sharing agreement, if CareInsite receives a net tax benefit for certain equity based compensation arrangements involving the Company stock, or for the payment by the Company of certain litigation expenses and damages pursuant to the terms of an indemnification agreement between CareInsite and the Company, then CareInsite is required to pay an amount equal to those tax benefits to the Company when they are actually realized by CareInsite. The tax sharing agreement also provides for the Company to conduct tax audits and tax controversies on CareInsite's behalf for periods, and with respect to returns, in which CareInsite is included in the Company consolidated or combined returns.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(8)  Pension and Profit Sharing Plans:

     The Company has defined benefit pension plans covering a majority of its employees. On May 1, 1998 the Company ceased all benefit accruals under the plan. This event resulted in an immaterial curtailment gain. The change in benefit obligation, change in plan assets and reconciliation of funded status for 1999 and 1998 are as follows:

                                                                               June 30,
                                                                      ------------------------
                                                                          1999           1998
                                                                      -----------     -----------
Change in benefit obligation:
Benefit obligation at beginning of year.............................      $5,426          $4,978
Service Cost........................................................           -             248
Interest Cost.......................................................         306             360
Change in actuarial assumptions.....................................         453             130
Change due to curtailment...........................................           -            (194)
Benefits paid.......................................................         (97)            (96)
                                                                          ------          ------
Benefit obligation at end of year...................................      $6,088          $5,426
                                                                          ======          ======



The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                               June 30,
                                                                     ---------------------------
                                                                        1999            1998
                                                                     -----------     -----------
Change in plan assets:
  Fair value of plan assets at beginning of year...................       $8,900          $6,704
  Actual return on plan assets.....................................          709           2,132
  Employer contributions...........................................            -             160
  Benefits paid....................................................          (98)            (96)
                                                                          ------          ------
       Fair value of plan assets at end of year....................       $9,511          $8,900
                                                                          ======          ======

Reconciliation of funded status:
  Funded status..................................................          3,424           3,473
  Unrecognized net gain..........................................         (3,180)         (3,207)
  Unrecognized net transition amount.............................           (151)           (173)
                                                                          ------          ------
       Prepaid pension benefit cost..............................            $93             $93
                                                                          ======          ======

                                                                 Year Ended June 30,
                                                      ---------------------------------------
Net periodic pension (benefit) cost:                      1999           1998         1997
                                                       ----------      --------     ---------
  Service cost.......................................         -           248           277
  Interest cost......................................       306           360           338
  Expected return on plan assets.....................      (175)         (567)       (1,377)
  Net amortization...................................      (131)          (97)          923
                                                       ----------      --------     ---------
     Net periodic (benefit) cost.....................      $  -          $(56)         $161
                                                       ==========      ========     =========

     The Company funds the plans through annual contributions representing no less than the minimum amounts required as computed by actuaries to be consistent with the plans' objectives and government regulations.

     Assumptions used in the accounting for the Company's defined benefit plans as of June 30, 1999 and 1998 were:

                                                               1999   1998   1997
                                                               -----  -----  -----
     Discount rate.........................................     5.7%   7.5%   7.5%
     Cost-of-living increase on benefit and pay limits.....     N/A   0%-5%  0%-5%
     Expected rate of return on plan assets................     5.0%   8.0%   8.0%

     Plan assets consist primarily of debt and equity investments.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(8)  Pension and Profit Sharing Plans: (continued)

     In addition to the defined benefit pension plans discussed above, the Company maintains defined contribution profit sharing plans covering substantially all of its employees. Participants must be at least 21 years of age and have completed one year of service and may contribute up to $10,000 of their earnings annually. Effective February 1, 1997 the Company matches 50% of the first 2% and 25% of the second 4% of participants' earnings that are contributed to the plan. From July 1, 1996 through January 31, 1997 the Company matched 25% of the first 4% of participants earnings which were contributed to the plan. For the years ended June 30, 1999, 1998 and 1997, the Company issued 8,394, 4,102 and 3,341 shares of common stock to the plan and recorded expense of $446,000, $187,200, and $132,500, respectively.

     On July 1, 1997, the Company began a qualified 401(k) savings plan (the "Plan") covering certain MMHS employees meeting certain eligibility requirements. The Plan permits each participant to reduce his or her taxable compensation basis by up to 15% and have the amount of such reduction contributed to the Plan. Through December 31, 1998, the Company made a matching contribution of 15% of the first 6% of the compensation deferred by each participant. Effective January 1, 1999, the Plan was amended so that the Company makes a contribution of 25% of the first 6% of the compensation deferred by each participant. Salary reduction contributions are immediately vested in full; matching contributions vest 20% per year over a five year period. During the years ended June 30, 1999 and 1998, the Company made contributions of $309,000 and $162,000, respectively.

(9)  Stock Options:

     The Company has various stock option plans ("Plans") for directors, officers and key employees that provide for non-qualified and incentive stock options. Generally, options granted become exercisable at a rate of 20% on each annual anniversary of the grant. No options may be granted under any of the Plans after July 21, 2008, and all options expire within ten to fifteen years from the date of the grant. Generally, options granted under the Plans have an exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. There are 14,003,201 shares reserved for issuance under these Plans.

     In addition to the Plans, the Company has granted options to certain directors, consultants and key employees. At June 30, 1999, there were 906,375 options granted to these individuals. The terms of these grants are similar to the Company's non-qualified stock option plans.

     A summary of the status of the Company's stock option plans for the three-year period ended June 30, 1999 is presented below (shares in thousands):

                                          Years Ended June 30,
                         -------------------------------------------------------
                                  1999               1998           1997
                         -------------------------------------------------------
                                    Weighted            Weighted        Weighted
                                     Average            Average          Average
                                    Exercise            Exercise        Exercise
                          Shares     Price     Shares    Price   Shares   Price
                         ---------  --------  ---------  ------  -------  ------

Beginning of year......     9,899     $28.23     8,179   $25.43   3,747   $12.52
Granted................     4,996     $48.59     2,716   $38.67   5,122   $34.67
Exercised..............    (1,191)    $12.80      (242)  $16.40    (344)  $ 9.94
Canceled...............    (1,811)    $44.65      (754)  $39.11    (346)  $37.76
                           ------                -----            -----

End of year............    11,893     $35.35     9,899   $28.23   8,179   $25.43
                           ======                =====            =====

Exercisable at end of
   year................     3,483 (a)            3,146            2,379
                           ======                =====            =====

(a) At July 23, 1999, an additional 675,173 shares of common stock vested upon change in control as a result of the merger discussed in note 1.

     The following table summarizes information with respect to options outstanding and options exercisable at June 30, 1999 (shares in thousands):

                                             Options Outstanding                          Options Exercisable
                        -----------------------------------------------------           -------------------------

                                                                        Weighted                     Weighted
Range of Exercise             Options    Weighted Average Remaining     Average        Options       Average
Prices (in dollars)         Outstanding       Contractual Life       Exercise Price  Exercisable  Exercise Price
-------------------         -----------  --------------------------  --------------  -----------  --------------
          $1.25- $21.50           2,774                        6.31          $14.16        2,068          $13.70
          $22.38- $33.75          2,531                        9.95          $31.59          593          $28.92
          $34.80- $50.00          5,396                        9.92          $40.53          783          $37.83
          $50.25- $76.13            947                       10.39          $64.83           39          $53.11
          $78.44- $94.13            245                       12.83          $86.13            -          $ 0.00

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(9)  Stock Options: (continued)

CareInsite Stock Option Plans--

     During the year ended June 30, 1999, CareInsite adopted the CareInsite, Inc. 1999 Officer Stock Option Plan (the "Officer Stock Plan") and the CareInsite, Inc. 1999 Employee Stock Option Plan (the "Employee Stock Plan"), collectively the "CareInsite Plans". The maximum number of shares of CareInsite common stock that will be subject to options under the Employee Stock Plan is 4,000,000 and the maximum number of shares of CareInsite common stock that will be subject to options under the Officer Stock Plan is 3,500,000, subject to adjustment in accordance with the terms of the Plans. The options under the CareInsite Plans vest forty percent at the end of a thirty month period following the date of grant, and the remainder will vest in increments of twenty percent at the end of each subsequent twelve-month period, with the options being fully vested sixty-six months from the date of grant. Generally, options granted under the CareInsite Plans have an exercise price equal to 100% of the fair market value of CareInsite's common stock on the date of grant and expire ten years after date of grant. During the year ended June 30, 1999, CareInsite granted options to purchase an aggregate of 4,652,500 shares of its common stock at a weighted average exercise price of $18.00. None of these options were exercisable at June 30, 1999.

     The Company has elected to follow APB No. 25 in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for the Company's and CareInsite's option plans had the determination of compensation costs for these plans been based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, the Company's net income (loss) and basic and diluted income (loss) per share, on a pro forma basis, would have been as follows (in thousands, except per share data):

                                                               Year ended June 30,
                                                       ----------------------------------
                                                          1999        1998        1997
                                                       ---------     ------     ---------
     Net income (loss)                                   $(3,909)    $9,155     $(25,388)
                                                         =======     ======     ========

     Basic and diluted income (loss) per share           $  (.12)    $  .27     $  ( .85)
                                                         =======     ======     ========

     The pro forma results indicated above are not intended to be indicative of or a projection of future results.

     The fair value of each Medical Manager option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

                                                1999       1998         1997
                                              ---------  ---------  ------------
     Expected dividend yield                         0%         0%            0%
     Expected volatility                         .4105      .3174         .2722
     Risk-free interest rates                      5.7%       6.3%          6.5%
     Expected option lives (years)             0.5-5.0    0.5-5.0    0.083-1.74
   Weighted average fair  value of options
    granted during the year                   $  20.07   $  15.56   $     10.11

   The fair value of each CareInsite option grant is estimated on the date of grant by using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

                                                                       June 30,1999
                                                                    ------------------

Expected dividend yield..............................................               0%
Expected volatility..................................................           .5327
Risk-free interest rates.............................................            5.65%
Expected option lives (years)........................................       .5 - 3.00
Weighted average exercise price......................................      $     9.73
                                                                           ==========

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(10) Commitments and Contingencies:

     Leases--

     The Company leases office and warehouse space, equipment and automobiles under various noncancellable operating leases. Certain facilities leased by MMHS are leased under operating leases from entities owned by certain stockholders. These leases expire between the years 2000 and 2001. Rental expense was $7,099,000, $5,742,000, and $2,440,000 for the fiscal years ended June 30, 1999,
1998 and 1997, respectively, of which $448,000, $423,000 and $254,000 for the fiscal years ended June 30, 1999, 1998 and 1997 was paid to these stockholders.

     The minimum aggregate rental commitments under noncancellable leases, excluding renewal options, are as follows (in thousands):

     Years Ending June 30,
     ---------------------
     2000.................................      $6,149
     2001.................................       5,354
     2002.................................       4,102
     2003.................................       2,176
     2004.................................       1,625
     Thereafter...........................       2,736

Legal proceedings--

     In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

     On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Merco") filed a complaint in the Superior Court of New Jersey against the Company, CareInsite, Martin J. Wygod, Chairman of the Company and CareInsite, and three officers and/or directors of the Company and CareInsite, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, CareInsite and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and them from conducting CareInsite's healthcare e-commerce business and from soliciting Merck-Medco's customers. The Medical Manager and Mr. Wygod's agreements expired May 24, 1999. Mr. Suthern's, Mr. Mele's and Mr. Holstein's agreements expire in December 1999, March 2000 and September 2002, respectively.

     A hearing was held on March 22, 1999 on an application for preliminary injunction filed by Merck and Merck-Medco. On April 15, 1999, the Superior Court denied this application. The Company believes that Merck's and Merck-Medco's positions in relation to it and the individual defendants are without merit and the Company intends to vigorously defend the litigation. However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has recorded $4,300,000 in litigation costs associated with the Merck and Merck-Medco litigation in fiscal year 1999.

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

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(10) Commitments and Contingencies: (continued)


     A class action lawsuit was brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. Seven additional lawsuits were also brought against the Company, each purporting to sue on behalf of those similarly situated and raising essentially the same issues. In March 1999, the Company entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The settlement created a settlement class of all purchasers of Version 7 and 8 and upgrades to Version 9 of The Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these versions of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software in addition to the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provided that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the Company to make a cash payment of $1.455 million. Pursuant to the settlement, the Company was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Versions 7 and 8 except 29 users who opted-out of the class settlement.


     The Company has received notice of a lawsuit which was filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended compliant was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.


Indemnification Agreement--

     The Company and CareInsite entered into an indemnification agreement, under the terms of which CareInsite will indemnify and hold harmless the Company, on an after tax basis, with respect to any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on the operations of the business of CareInsite before or after the Offering. Similarly, the Company will indemnify and hold harmless CareInsite, on an after tax basis, with respect to any and all claims, losses damages, liabilities, costs and expenses that arise from or are based on the operations of the Company other than the business of CareInsite before or after the Offering. With respect to the Merck litigation, this agreement provides that the Company will bear both the actual costs of conducting the litigation and any monetary damages that may be awarded to Merck and Merck-Medco in the litigation. The agreement further provides that any damages awarded to the Company and CareInsite in the litigation will be for the account of the Company. Finally, the agreement provides that the Company shall not be responsible for any losses suffered by CareInsite resulting from any equitable relief obtained by Merck-Medco against CareInsite, including, but not limited to, any lost profits, other losses, damages, liabilities, or costs or expenses arising from such equitable relief.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(11) Quarterly Financial Data (Unaudited):

     The following table summarizes the quarterly financial data for the fiscal years ended June 30, 1999 and 1998 (in thousands, except per share data). Net income per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period; therefore, the sum of the quarters may not necessarily be equal to the full fiscal year per share amount.

                                            Income                     Net Income
                                       Before Provision                 Per Share
                                             for                     ---------------
      Quarter Ended         Net Sales    Income Taxes    Net Income  Basic   Diluted
--------------------------  ---------  ----------------  ----------  ------  -------
1999
----
September 30, 1998........   $ 58,567           $10,984     $ 6,535   $ .20    $ .19
December 31, 1998.........     62,320             4,971       2,893     .09      .08
March 31, 1999............     64,027             6,337       4,083     .12      .11
June 30, 1999.............     73,118             7,652       4,175     .12      .11

Year Ended June 30, 1999     $258,032           $29,944     $17,686   $0.53    $0.48
                             ========           =======     =======   =====    =====
                                            Income                     Net Income
                                       Before Provision                 Per Share
                                             for                     ---------------
Quarter Ended               Net Sales    Income Taxes    Net Income  Basic   Diluted
--------------------------  ---------  ----------------  ----------  ------  -------
1998
----
September 30, 1997........   $ 40,391           $ 6,816     $ 3,948   $ .13    $ .12
December 31, 1997.........     43,341             8,050       4,795     .16      .15
March 31, 1998............     47,924             9,545       5,925     .19      .18
June 30, 1998.............     52,858            11,625       7,572     .24      .22

Year Ended June 30, 1998..   $184,514           $36,036     $22,240   $ .72    $ .67
                             ========           =======     =======   =====    =====

(12) Fair Value of Financial Instruments :

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The Company using available market information has
determined the estimated fair value amounts.   However, considerable judgment is
required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                         At June 30, 1999
                                  --------------------------------
                                  Carrying           Estimated
                                   Amount            Fair Value
                                  ---------       ----------------
                                          (in thousands)
Assets:
     Cash and cash equivalents..   $152,530          $152,530
     Marketable securities......    296,792           298,037
Liabilities:
     Long-term debt.............    168,948           204,035

Cash and cash equivalents--

     The carrying amounts of these items are a reasonable estimate of their fair value.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(12) Fair Value of Financial Instruments: (continued)

Marketable securities--

     Marketable securities, consisting of publicly-traded U.S. Treasury Notes and Federal Agency Notes, are valued based on quoted market prices or dealer quotes.

Long term debt--

     The Convertible Debentures are publicly traded and are valued based on quoted market prices. The carrying amount of all other long-term debt is a reasonable estimate of its fair value.

     The fair value estimates presented herein are based on information available to the Company as of June 30, 1999. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

(13) Supplemental Cash Flow Information (in thousands):

                                                                                      Years Ended June 30,
                                                                                  ----------------------------
                                                                                    1999      1998      1997
                                                                                  --------  --------  --------
Interest paid..............................................................       $  8,463   $ 8,393   $   211
Income taxes paid..........................................................          6,715    11,385     1,811
Non-cash dividends.........................................................              -       129     2,709
Conversion of note receivable into a
 stock investment..........................................................          2,000         -         -
Issuance of warrants by CareInsite for contract
 with Horizon..............................................................          6,725         -         -
Issuance of equity and warrants by CareInsite for
 software technology licensed from Cerner..................................         20,800         -         -
Issuance of warrants by CareInsite for an
 investment in THINC.......................................................          1,700         -         -

Additional information with respect to the acquisitions is as follows (in thousands):

                                                     Year Ended June 30,
                                                -------------------------------
                                                    1999      1998      1997
                                                    ----      ----      ----
  Net cash paid                                   $ 48,777   $ 3,750   $10,612
  Value of stock issued                             90,055     7,021    24,488
  Liabilities assumed                               33,882    12,028    12,437
                                                  --------   -------   -------
  Fair value of assets acquired                   $172,714   $22,799   $47,537
                                                  ========   =======   =======

(14)   Segment Reporting:

     During fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

The Company's operations have been classified into three operating segments, physician practice management information systems, plastics and filtration technologies and healthcare electronic commerce. The Company, through its wholly owned subsidiary, Medical Manager Health Systems, Inc. and its affiliated companies ("MMHS") is a leading

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS


(14) Segment Reporting: (continued)

provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. The Company, through its wholly owned subsidiary Porex Technologies Corp. designs, manufactures and distributes porous and solid plastics components and products used in life sciences, healthcare, industrial and consumer applications. Through its majority owned subsidiary CareInsite, the Company is in the process of developing an Internet-based healthcare electronic commerce, or e-commerce, network that links physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants.

The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. The Company evaluates the performance of its operating segments based on pre-tax income. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                               Physician
                                               Practice
                                              Management          Plastics          Healthcare          Corporate
                                              Information        Filtration         Electronic             And
                                                Systems         Technologies         Commerce             Other           Total
                                            --------------   -----------------   ----------------    ---------------    -----------
Fiscal 1999
-----------
Net revenues                                $   157,868      $     98,800        $      1,364        $                  $   258,032
                                                                                                                   -
Cost of revenues                                 81,652            45,708               1,062                      -        128,422
Selling, general and administrative              42,802            18,928               3,327                  6,027         71,084
Research and development                          5,032             2,312              11,253                      -         18,597
Litigation costs                                  2,366            -                    4,300                      -          6,666
                                            -----------      ------------         -----------        ---------------    -----------
     Earnings before interest, taxes,            26,016            31,852             (18,578)                (6,027)        33,263
      depreciation and amortization
Depreciation and amortization                     4,579             8,290               1,695                    116         14,680
Interest income, net                              2,300             1,318                 263                  7,480         11,361
                                            -----------      ------------         -----------        ---------------    -----------
    Income/(loss) before income taxes       $    23,737      $     24,880        $    (20,010)(a)    $         1,337    $    29,944
                                            ===========      ============        =============       ===============   ============

Capital expenditures, net                   $     3,494      $      8,130        $        276        $           250    $    12,150
                                            ===========      ============        ============        ===============    ===========
Total assets                                $   133,139      $    235,128        $    179,953        $       257,502    $   805,722
                                            ===========      ============        ============        ===============    ===========

Fiscal 1998
-----------
Net revenues                                $   119,569      $     64,945        $          -        $             -    $   184,514
Cost of revenues                                 60,320            29,607                   -                      -         89,927
Selling, general and administrative              32,160            12,271               4,573                  4,076         53,080
Research and development                          3,747             1,922               4,159                      -          9,828
                                            -----------      ------------         -----------        ---------------    -----------
     Earnings before interest, taxes             23,342            21,145              (8,732)                (4,076)        31,679
      depreciation and amoritzation
Depreciation and amortization                     2,651             3,716               1,650                     92          8,109
Interest, net                                       513               589                  47                 11,317         12,466
                                            -----------      ------------         -----------        ---------------    -----------
    Income/(loss) before income taxes       $    21,204      $     18,018        $    (10,335)       $         7,149    $    36,036
                                            ===========      ============        =============       ===============    ===========

Capital expenditures, net                   $     2,753      $      9,819        $      2,097        $           243    $    14,912
                                            ===========     =============        ============        ===============    ===========
Total assets                                $   111,219      $     69,768        $     10,833        $       316,325    $   508,145
                                            ===========      ============        ============        ===============    ===========

Fiscal 1997
-----------
Net revenues                                $    53,237      $     52,885        $          -        $             -    $   106,122
Cost of revenues                                 27,855            24,675                   -                      -         52,530
Selling, general and administrative              15,938            11,677               2,087                  4,117         33,819
Research and development                          2,672             1,749               7,505                      -         11,926
Acquired in-process research and
development                                           -                 -              32,185                      -         32,185
                                            -----------      ------------         -----------        ---------------    -----------
     Earnings before interest, taxes
      depreciation and amoritzation               6,772            14,784             (41,777)                (4,117)       (24,338)
Depreciation and amortization                       727             2,631                 589                     74          4,021
Interest, net                                      (671)              904                   9                  8,865          9,107
                                            --------------  --------------       ----------------    ---------------    ------------
    Income/(loss) before income taxes       $     5,374      $     13,057        $    (42,357)       $         4,674    $   (19,252)
                                            ===========      ============        =============       ===============    ============

Capital expenditures, net                   $       252      $      4,948        $      1,023        $          92    $       6,315
                                            ============    =============       =============        ==============   ==============
Total assets                                $    15,160      $     55,007        $     3,476         $     325,856    $     399,499
                                            ============    =============       =============        ==============   ==============

(a) Includes Minority interest in net loss in CareInsite of $2,788,000 for the year ended June 30, 1999.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

The following table represents revenues by region based on the location of the use of the product (in thousands):


                                 1999                   1998              1997
                                 ----                   ----              ----
   United States                $227,904              $165,566          $ 92,055
   Europe                         19,073                13,354            11,440
   Asia                            7,448                 3,576             2,418
   All Other                       3,607                 2,018               209
                                --------              --------          --------
                                $258,032              $184,514          $106,122
                                ========              ========          ========

For the fiscal years ended June 30, 1999, 1998 and 1997, no customer accounted for more than 10% of the Company's net revenues.


The following table represent assets by region (in thousands):

                                   1999                 1998             1997
                                   ----                 ----             ----
United States                   $797,511              $500,517          $393,164
Europe                             8,211                 7,628             6,335
                                --------              --------          --------
                                $805,722              $508,145          $399,499
                                ========              ========          ========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Medical Manager Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Medical Manager Corporation and subsidiaries (formerly Synetic, Inc.) included in this Form 10-K and have issued our report thereon dated August 27, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements and schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

New York, New York
August 27, 1999

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended June 30, 1999, 1998 and 1997



             Col. A                               Col. B                   Col. C                  Col. D               Col. E
------------------------------------          ----------------       ----------------------   ----------------    -----------------
                                                                            Additions
                                                                        ----------------

                                                 Balance at          Charges to  Charges to                          Balance at
                                                  Beginning           Costs and    Other                               End of
          Description                             of Period           Expenses    Accounts      (Deductions)           Period
-----------------------------------           ----------------       ----------  ----------   ----------------    -----------------
Deducted in the Balance Sheet
  from the asset to which it applies:

Allowance for doubtful accounts
  and sales returns:

June 30, 1999.......................                  $786,000          109,000     140,000           (156,000) (1)        $879,000
June 30, 1998.......................                   739,000          127,000       4,000            (84,000) (1)        $786,000
June 30, 1997.......................                   671,000          205,000      14,000           (151,000) (1)        $739,000

Allowance for deferred tax assets:

June 30, 1999.......................                  $      -          919,000           -                  -             $919,000
June 30, 1998.......................                         -                -           -                  -                    -
June 30, 1997.......................                         -                -           -                  -                    -

(1) Write-off of uncollectible accounts and other reductions, net of recoveries.