Form 10-K/A
period 1999-06-30
MEDICAL MANAGER CORP/NEW/
filed 1999-10-28
CIK 850436

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

                         Commission file number 0-17822

                          MEDICAL MANAGER CORPORATION

                       (formerly known as Synetic, Inc.)
             (Exact name of registrant as specified in its charter)

            Delaware                                         22-2975182
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


          669 River Drive                                    07407-1361
     Elmwood Park, New Jersey                                (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (201) 703-3400

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

     The directors of the Company are as follows:

                                  Director             Principal
        Name                 Age   Since               Occupation
        ----                 ---  --------             ----------

Thomas R. Ferguson(1)(2)      73    1989    Mr. Ferguson has been a member of
                                            the law firm of Ferguson, Case, Orr,
                                            Paterson & Cunningham for more than
                                            five years.

Mervyn L. Goldstein, M.D.     62    1989    Dr. Goldstein has been a physician
                                            in private practice, Associate
                                            Clinical Professor of Medicine at
                                            the Albert Einstein College of
                                            Medicine in New York City and
                                            Attending Physician in Medicine and
                                            Oncology and Physician Director of
                                            Utilization Management at Montefiore
                                            Medical Center in New York City for
                                            more than five years.

Ray E. Hannah                 63    1989    Mr. Hannah has been Co-Chairman of
                                            Porex Technologies Corp. ("Porex")
                                            since January 1998 and was President
                                            of Porex from September 1987 through
                                            December 1997 and its Chief
                                            Executive Officer from November 1992
                                            through December 1997 and an
                                            executive officer of the Company
                                            from June 1989 through June 1998.

Courtney F. Jones             59    1999    Mr. Jones was a director of Medical
                                            Manager Health Systems from April
                                            1997 until July 1999. Mr. Jones was
                                            Managing Director in charge of the
                                            New World Banking Group of Bankers
                                            Trust from December 1997 through
                                            June 1999. From July 1989 to
                                            December 1990, Mr. Jones was
                                            Managing Director in the Investment
                                            Banking Division of Merrill Lynch &
                                            Co., Inc. From October 1985 until
                                            July 1989, he served as Chief
                                            Financial Officer, Executive Vice
                                            President and a member of the Board
                                            of Directors of Merrill Lynch. Prior
                                            to that, Mr. Jones served as
                                            Treasurer and Secretary of the
                                            Finance Committee of the Board of
                                            Directors of General Motors
                                            Corporation. Mr. Jones is a director
                                            of First Data Corporation, a
                                            provider of transaction processing
                                            services to businesses and
                                            consumers, EM Solutions, a precision
                                            metal enclosure supplier to the
                                            electronics and telecommunications
                                            industries and Outsourcing
                                            Solutions, Inc., a receivables
                                            management company.

John H. Kang(1)               36    1999    See "Part I.  Executive Officers."

Raymond Kurzweil              51    1999    Mr. Kurzweil was a director of
                                            Medical Manager Health Systems from
                                            April 1997 until July 1999. Mr.
                                            Kurzweil was the founder of Kurzweil
                                            Applied Intelligence, Inc. and
                                            served as its Chief Technology
                                            Officer from its inception in 1982
                                            to 1997, when it was acquired by
                                            Lernout & Hauspie ("L&H"). He
                                            currently serves as a consultant to
                                            L&H. Mr. Kurzweil served as the
                                            Chairman and Chief Executive Officer
                                            of Kurzweil Educational Systems,
                                            Inc. until its acquisition by L&H in
                                            1998. Mr. Kurzweil serves as
                                            President and Chief Executive
                                            Officer of Medical Learning Company,
                                            Inc., a joint venture with the
                                            American Board of Family Practice
                                            that provides educational and
                                            reference information to family
                                            medicine doctors via the web and CD-
                                            ROM.
  .
Roger H. Licht                45    1989    Mr. Licht has been a member of the
                                            law firm of Licht & Licht for more
                                            than five years.

James V. Manning(1)           52    1989    Mr. Manning was Vice Chairman of the
                                            Board of the Company from March 1998
                                            to July 1999 and was Chief Executive
                                            Officer of the Company from January
                                            1995 to March 1998 and President of
                                            the Company from July 1996 to March
                                            1998. Mr. Manning was, until March
                                            1998, an executive officer of the
                                            Company for more than the last five
                                            years and was, until December 1994,
                                            an executive officer of Medco for
                                            more than five years. He is also
                                            Chairman of the Board of Group One
                                            Software, Inc., a computer software
                                            company.

Bernard A. Marden             80    1997    Mr. Marden has been a private
                                            investor for more than five years.
                                            He is also a director of
                                            Organogenesis, Inc. of Canton,
                                            Massachusetts, a biotech company.

Charles A. Mele               43    1989    See "Part I.  Executive Officers."

Chris A. Peifer               51    1999    Mr. Peifer was a director of Medical
                                            Manager Health Systems from April
                                            1997 until July 1999. Mr. Peifer has
                                            been the President of Tice Financial
                                            Services, Inc. in Tampa, Florida
                                            since 1987. Mr. Peifer is also a
                                            director of PrimeSource of Dallas,
                                            Texas and Bay Cities Bank of Tampa,
                                            Florida.

Herman Sarkowsky(2)           74    1989    Mr. Sarkowsky has been Chairman of
                                            the Board and Chief Executive
                                            Officer of Sarkowsky Investment
                                            Corporation, a diversified
                                            investment company, for more than
                                            five years. Mr. Sarkowsky is also
                                            a director of Hollywood Park, Inc.,
                                            a diversified gaming company.

Michael A. Singer(1)          52    1999    See "Part I.  Executive Officers."

Paul C. Suthern               47    1993    See "Part I.  Executive Officers."

Albert M. Weis(1)(2)          72    1989    Mr. Weis has been President of A.M.
                                            Weis & Co., Inc., a commodities
                                            trading corporation, for more than
                                            five years. Mr. Weis has been the
                                            Chairman of the Board of the New
                                            York Board of Trade since June 1998.
                                            Mr. Weis is also a member of the
                                            Board of the Commodities Clearing
                                            Corporation.

Martin J. Wygod(1)            59    1989    See "Part I.  Executive Officers."

-----------------------

(1) Member of the Executive Committee.
(2) Member of the Stock Option, Compensation and Audit Committees.

     Messrs. Manning, Mele, Singer, Suthern and Wygod are also directors of CareInsite. No family relationship exists among any of the directors or executive officers except that Martin J. Wygod, Chairman of the Board of the
Company, and Paul C. Suthern are brothers-in-law.   Messrs. Singer, Kang, Jones,
Kurzweil and Peifer were elected to the Board of Directors of the Company pursuant to the Agreement and Plan of Merger, dated as of May 16, 1999 among Synetic, Inc., Marlin Merger Sub, Inc., and Medical Manager Corporation (the "MMHS Acquisition Agreement"). Under the provisions of the employment agreements between the Company and each of Mr. Singer and Mr. Kang, the Company has agreed that during the terms of such agreements the Company will, subject to its fiduciary duties, use its best efforts to include Mr. Singer and Mr. Kang in management's nominees for election, and recommend the election of Mr. Singer and Mr. Kang, as members of the Board of Directors. No other arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company. All executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.
                            ----------------------

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended June 30, 1999 and Forms 5 and amendments thereto furnished to the Company for such year, no person failed to file on a timely basis, as disclosed in the above forms, reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, during such year, except that Mr. Weis filed an amended Form 4 to reflect the exercise of a stock option to purchase 30,000 shares of the Company's common stock and Mr. Marden filed an amended Form 5 to reflect a gift of 50,000 shares of the Company's common stock to a charitable trust.

Item 11.  Executive Compensation.

     The following table presents information concerning compensation paid for services to the Company and its subsidiaries during the last three fiscal years with respect to the Company's Chief Executive Officer and its four most highly compensated executive officers as of the fiscal year ended June 30, 1999 (the "Named Executive Officers"):


                                              Summary Compensation Table
                                              --------------------------

                                                                                     Long Term
                                                                                    Compensation
                                         Annual Compensation                      ----------------
                                      -------------------------

                                                                                     Securities
                                                                                     Underlying
   Name and Principle                                             Other Annual        Options/          All Other
        Position              Year     Salary ($)    Bonus ($)    Compensation       SARs (#)(1)      Compensation ($)
-------------------------  ---------  ------------  -----------  ---------------  ----------------   ------------------



Paul C. Suthern..............   1999      200,000          ___        237,750(3)       200,000                    ___
  President & Chief             1998       97,692          ___              ___        194,000                    ___
  Executive Officer (2)         1997          ___          ___              ___            ___                    ___


Kim A. Davis.................   1999      325,000       89,269         52,123(4)           ___                5,080(5)
  Senior Vice President -       1998      158,750          ___               ___       250,000                    ___
  Chief Executive               1997          ___          ___               ___           ___                    ___
   Officer and President
   of Porex


Kirk G. Layman...............   1999      200,000          ___            ___           75,000                5,846(6)
  Senior Vice President -       1998      200,000          ___            ___              ___                     ___
  Finance - Chief               1997       15,385          ___            ___          150,000                     ___
  Accounting Officer
  and Secretary


Charles A. Mele..............   1999      190,000          ___      1,585,000(3)       160,000                5,178(6)
  Executive Vice                1998      159,692          ___              ___         85,000                3,163(6)
   President and General        1997      150,000          ___              ___        195,000                2,019(6)
   Counsel



Anthony Vuolo................   1999      190,000          ___        158,500(3)        75,000                5,178(6)
  Senior Vice President -       1998      159,692          ___              ___         50,000                3,163(6)
  Business Development          1997      150,000          ___              ___         81,000                2,019(6)

----------------------

(1) The options granted during the fiscal year ended June 30, 1999 were options to purchase shares of CareInsite's common stock. For the prior years, the options granted were options to purchase shares of the Company's common stock.

(2) As of July 23, 1999, Mr. Suthern no longer serves as Chief Executive Officer of the Company. He remains Chief Executive Officer of CareInsite. As of such date, Mr. Wygod, as Chairman of the Board, became an executive officer of the Company and Messrs. Singer and Kang became Co-Chief Executive Officers of the Company. For a description of the employment agreements for Messrs. Singer and Kang, see "Employment Agreements".

(3) Comprised of income from the exercise of Company stock options (the excess of the fair market value on the date of exercise over the exercise price).

(4) Comprised of reimbursement for relocation expenses and auto allowance of $35,720 and $16,403, respectively.

(5)  Comprised of Company matching contributions to the Porex Technologies
     Corp. 401(k) Savings Plan ("Porex 401(k) Plan") and insurance premiums paid on behalf of Mr. Davis of $4,688 and $392, respectively.

(6)  Comprised of Company matching contributions to the Porex 401(k) Plan.

     The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year. All options granted during the last fiscal year to the Named Executive Officers were options to purchase shares of CareInsite's common stock. No options to purchase shares of the Company's common stock were granted to the Named Executive Officers during the last fiscal year.



                                       Option/SAR Grants in Last Fiscal Year

                                                  Individual Grants
                         -------------------------------------------------------------------

                              Number of
                             Securities          % of Total
                             Underlying         Options/SARs       Exercise
                              Options/           Granted to        or Base
                                SARs           Employees in         Price        Expiration        Grant Date
         Name                Granted (#)       Fiscal Year (2)      ($/Sh)          Date      Present Value ($)(3)
-----------------------  -------------------  ----------------  --------------  ------------  ---------------------


Paul C. Suthern.........        200,000              4.3%            18.00        6/15/09          2,140,848

Kim A. Davis............           ___               ___              ___           ___                ___

Kirk G. Layman..........         75,000              1.6%            18.00        6/15/09            802,818

Charles A. Mele.........        160,000              3.5%            18.00        6/15/09          1,712,678

Anthony Vuolo...........         75,000              1.6%            18.00        6/15/09            802,818

____________

(1) These options vest and become exercisable as follows: 40% of the shares subject to the options vest at the end of a 30 month period from the date of grant, and 20% of such shares vest at the end of each subsequent 12-month period, with the options being fully vested 66 months after the date of grant.

(2) Based upon the total number of options to purchase shares of CareInsite's common stock granted to all employees of the Company and its affiliates.

(3) The estimated grant date present value as of the most recent fiscal year end reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) the respective option exercise price, specified above, equal to the fair market value of the underlying stock on the date of grant; (ii) the exercise of options within three years of the date that they become exercisable; (iii) a risk-free interest rate of 5.65% per annum; and (iv) volatility of 0.5327 for CareInsite calculated using a weighted historical average of comparable companies. The ultimate values of the options will depend on the future market price of CareInsite's common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of CareInsite's common stock over the exercise price on the date the option is exercised. There is no assurance that the value realized by an optionee will be at or near the value estimated by the Black-Scholes model or any other model applied to value the options.

   The following table presents information concerning the value realized upon the exercise of options to purchase the Company's common stock and the fiscal year-end value of options to purchase the Company's common stock and CareInsite's common stock held by the Named Executive Officers.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                       Number of Securities            Value of Unexercised
                                                      Underlying Unexercised           In-the-Money Options/
                        Shares                      Options/SARs at FY-End (#)         SARs at FY-End ($)(1)
                       Acquired         Value      -----------------------------  -------------------------------
       Name         On Exercise (#)  Realized ($)  Exercisable     Unexercisable  Exercisable       Unexercisable
------------------  ---------------  ------------  -----------     -------------  -----------       -------------

Paul C. Suthern              6,000       237,750         302,800         191,200     16,933,775     8,038,850 (2)
                               ___           ___             ___         200,000            ___     4,462,500 (3)

Kim A. Davis                   ___           ___          50,000         200,000      1,871,875     7,487,500 (2)
                               ___           ___             ___             ___            ___         ___

Kirk G. Layman                 ___           ___          60,000          90,000      2,343,750     3,515,625 (2)
                               ___           ___             ___          75,000            ___     1,673,438 (3)

Charles A. Mele             40,000     1,585,000         125,000         185,000      5,664,813     7,397,688 (2)
                               ___           ___             ___         160,000            ___     3,570,000 (3)

Anthony Vuolo                4,000       158,500         182,400         113,600     10,560,050     5,028,200 (2)
                               ___           ___             ___          75,000            ___     1,673,438 (3)



____________

(1) Based upon the fiscal year-end closing price of the Company's common stock or CareInsite's common stock, as applicable, of $73.9375 and $40.3125, respectively.
(2) All information on this line relates to options to purchase shares of the Company's common stock.
(3) All information on this line relates to options to purchase shares of CareInsite's common stock.


Compensation of Directors

     Directors who are also employees of the Company or its subsidiaries do not receive additional compensation for their service as directors. Those directors who are not employees of the Company received no cash compensation for serving as directors for the fiscal year ended June 30, 1999. The Company's 1991 Director Stock Option Plan (the "Director Plan") provides for an automatic annual grant of an option to purchase 10,000 shares of common stock to each director who is not an officer or employee of the Company. Such shares are subject to vesting requirements in accordance with the terms of the Director Plan. The Director Plan is administered by the Board of Directors or any executive officer or officers designated by the Board. Non-employee directors (other than those directors who serve on the Stock Option Committee) have also received, in the past, options to purchase the Company's common stock under the Company's 1989 Class A Stock Option Plan (the "Class A Plan"), and the Company from time to time has granted options to purchase the Company's common stock to certain of such directors outside the Company's stock option plans on terms similar to those contained in the Class A Plan.

EMPLOYMENT AGREEMENTS

     SINGER EMPLOYMENT AGREEMENT. On May 16, 1999, the Company entered into an employment agreement with Michael A. Singer effective upon the consummation of the Medical Manager Merger. The term of the agreement is five years subject to automatic monthly renewal. The employment agreement provides for Mr. Singer's appointment as the sole Vice Chairman and the Co-Chief Executive Officer of the Company and as the most senior executive officer of Medical Manager Research and Development Inc., a Florida corporation and a wholly owned subsidiary of the Company. The employment agreement also provides that during the term of his employment, the Company will use its best efforts to include Mr. Singer in management's nominees for election, and recommend his election, as a member of the Company's board of directors. The employment agreement provides for an annual base salary of $250,000, subject to increase in the discretion of the Board.

     Mr. Singer's employment agreement may be terminated at any time by the Company for "cause". Upon such termination, Mr. Singer will receive only base salary that was earned but unpaid as of the date of termination. "Cause" is defined to include a willful failure by Mr. Singer to perform his duties under his employment agreement, a material breach by Mr. Singer of the employment agreement, Mr. Singer's willful misconduct relating, directly or indirectly, to the Company, or his commission of a common law fraud against the Company or conviction of a felony. With respect to failure to perform duties or a material breach that is curable, Mr. Singer must be provided with written notice and an opportunity to cure the alleged failure or breach.

     If Mr. Singer's employment is terminated due to death or "disability" (as defined in the employment agreement) he will be entitled to the following severance benefits:

     . continuation of his base salary (at the rate in effect at the time of such termination) for the remainder of the original term under the employment agreement (or later, if the employment agreement has been extended);

     . continued participation in the Company's health and welfare benefit plans for the remainder of the original term under the employment agreement (or later, if the employment agreement has been extended) or until he is offered comparable coverage with a subsequent employer; and

     . accelerated vesting of outstanding stock options granted under the employment agreement which are not yet vested on the date of termination.

     If Mr. Singer's employment is terminated by the Company without "cause", he will be entitled to the following severance benefits:

     . continuation of his base salary (at the rate in effect at the time of such termination) for a period commencing on the date of termination and ending on the later of (i) the second anniversary of the date of termination and (ii) the fifth anniversary of the effective date of the employment agreement;

     . continued participation in the Company's health and welfare benefit plans for a period commencing on the date of termination and ending on the later of (i) the second anniversary of the date of termination and (ii) the fifth anniversary of the effective date of the employment agreement, or until he is offered comparable coverage with a subsequent employer; and

     . accelerated vesting of outstanding stock options granted under the employment agreement which are not yet vested on the date of termination.

     In the event that Mr. Singer resigns for "good reason" (as such term is defined in the employment agreement, generally consisting of a material breach by the Company of the employment agreement; a diminution of Mr. Singer's responsibilities or title; a reduction in Mr. Singer's base salary; a relocation of Mr. Singer's workplace; a notice of non-renewal of the employment agreement; a "change in control" that is not approved by a majority of the incumbent Company board of directors; or after Mr. Singer has remained employed by the Company for six months following a "change in control" that is approved by a majority of the incumbent Company board of directors), he will receive the same severance benefits as if his employment had been terminated by the Company without "cause". "Change in control" is defined to include the following events:

     . when any person becomes the beneficial owner of the Company's securities representing more than 50% of the combined voting power of its then outstanding securities;

     . when, during any period of 24 consecutive months during the term of the employment agreement, the individuals who, at the beginning of such period, constitute the board of directors of the Company, cease for any reason other than death to constitute at least a majority of such board;

     . when there is a merger or consolidation of the Company with any other corporation, other than a merger or consolidation (i) which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent 50% or more of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, (ii) effected to implement a recapitalization of the Company (or similar transaction) in which no person becomes the beneficial owner of securities of the Company representing more than 50% of the combined voting power of the then outstanding securities or (iii) where at least a majority of the members of the board of directors of the corporation resulting from such merger or consolidation were incumbent members of the Company board of directors; or

     . where there is a sale or disposition of all or substantially all of the Company's assets, or the Company adopts a plan of complete liquidation.

     The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the later of the first anniversary of the date employment has ceased and the fifth anniversary of the effective time of the Medical Manager Merger. The employment agreement also contains provisions giving the Company exclusive ownership of any inventions, discoveries, improvements and the like which were developed or conceived by Mr. Singer as a result of his employment with the Company.

     KANG EMPLOYMENT AGREEMENT. On May 16, 1999, the Company entered into an employment agreement with John H. Kang effective upon the consummation of the Medical Manager Merger. The employment agreement with Mr. Kang is substantially similar to that for Mr. Singer except that the employment agreement with Mr. Kang provides:

     . for Mr. Kang's appointment as the Co-Chief Executive Officer of the Company;

     . that during the term of the employment Mr. Kang will be eligible to participate in an annual incentive bonus plan to be established by the Company for selected senior executives; and

     . that in the event of termination of Mr. Kang's employment by the Company other than for "cause", or if Mr. Kang resigns for "good reason" in addition to the benefits described above under Mr. Singer's employment agreement, he will be entitled to a bonus equal to the maximum bonus that would have been payable for the fiscal year in which his employment terminates.

     Singer and Kang Option Grants. At the effective time of the Medical Manager Merger, pursuant to each of their employment agreements, Mr. Singer and Mr. Kang were each granted an option to purchase 650,000 shares of the Company's common stock at an exercise price equal to the fair market value at the effective time of the Merger. Subject to certain events, the options will vest in five equal installments, commencing on the first anniversary of the date of grant. The options will not be exercisable following the tenth anniversary of the date of grant and are subject to earlier termination under the circumstances described above. The employment agreements provide that Messrs. Singer's and Kang's outstanding and unvested options will immediately become fully vested and exercisable upon any of the following:

     . the six-month anniversary of a change in control that is approved by a majority of the incumbent members of the Company board of directors if Mr. Singer or Mr. Kang, as the case may be, is still employed by the Company, or if prior to the six-month anniversary of a change in control, the date when his employment is terminated by the Company without cause or Mr. Singer or Mr. Kang, as the case may be, resigns for good reason;

     . a change in control that is not approved by a majority of the incumbent members of the Company board of directors that occurs during the term of the employment agreement; or

     . prior to the occurrence of a change in control, a material reduction in Mr. Singer's or Mr. Kang's, as the case may be, title or responsibilities or a relocation of his workplace which remains in effect for 30 days following his written notice of such event to the Company.

     DAVIS EMPLOYMENT AGREEMENTS. Each of the Company and Porex entered into an employment agreement with Kim Davis, effective as of January 1, 1998, pursuant to which he serves as Senior Vice President of the Company and Chief Executive Officer of Porex. Each of Mr. Davis's agreements provides for an employment period of five years, subject to monthly renewal thereafter. Under Mr. Davis's employment agreements, he will be entitled to:

     . an aggregate base salary of $325,000;

     . participation in Porex's EVA/TM/ Incentive Plan;

     . certain perquisites; and

     . compensation based upon the performance of business units acquired during his employment period (the "Transaction Based Compensation"), as more fully described in the following paragraph.

     The maximum amount of Transaction-Based Compensation, if any, will be 1% of the aggregate consideration paid by Porex (whether in cash, property or securities) for each acquisition. Such compensation is payable as follows: 33% after the determination of operating profits for the acquired entity for the first full year following the closing date of any such acquisition, 50% after such determination for the second full year, and 17% after such determination for the third year. Notwithstanding the foregoing, not more than $200,000 in a given year shall be payable to Mr. Davis in respect of Transaction-Based Compensation with respect to all acquisitions and Transaction-Based Compensation applicable to an acquisition will only be payable if the projections that had been presented to the Board in connection with the approval of such acquisition have been met for the applicable year.

     In the event that Mr. Davis's employment is terminated either (i) by the Company or Porex without cause (as defined in Mr. Davis's agreement with Porex, which generally includes willful failure to perform his duties, willful misconduct relating to the Company, breach of a material policy of the Company or material provision of his agreement, commission of a fraud against the Company or conviction of a felony involving moral turpitude), (ii) by Mr. Davis as a result of an unremedied material reduction in his duties or (iii) upon 30 days' notice at any time after a 12-month period following the occurrence of a change in control (as generally described below) (or such shorter period to the extent the acquiring company does not request his services during such 12-month period) (a "Change in Control Termination"), Mr. Davis will receive

     . two years continuation of base salary;

     . one year continuation of welfare benefits (or, if earlier, until he obtains comparable coverage from a subsequent employer),

     . amounts held in the "bank" under the Incentive Plan,

     . the pro rata portion of his bonus under the Incentive Plan for the year of termination, if any, and

     . any remaining unpaid installment payments of Transaction-Based
       Compensation that would be made assuming Mr. Davis had remained employed for two additional years, if any (subject to the $200,000 limit and the achievement of projections).

  A "Change in Control" will occur if:

     . any person, entity or group (excluding Mr. Martin J. Wygod) acquires at least 50% of the voting power of the outstanding voting securities of Porex and following such acquisition Mr. Wygod ceases to hold one or more of the positions of the Chairman of the Board of Directors, Chief Executive Officer or a senior executive officer of the acquirer of the 50% voting power (in each case, with duties and responsibilities substantially equivalent to those prior to such acquisition);

     . the occurrence of a reorganization, merger or consolidation or sale of or other disposition of all or substantially all of Porex's assets and following such an event Mr. Wygod ceases to hold the positions described above; or

     . the occurrence of a complete liquidation or dissolution of Porex.

     Mr. Davis will also be entitled to the payments described above in the event his employment terminates by reason of his death or disability, except that he will be entitled to all remaining unpaid installments of Transaction-Based Compensation (subject to the $200,000 limit and the achievement of projections) and he is not entitled to continuation of welfare benefits. In the event of the expiration of the employment period by mutual agreement, he will be entitled to:

     . amounts held in the bank under the Incentive Plan, and

     . any unpaid installment payments of Transaction-Based Compensation, (subject to the $200,000 limit and the achievement of projections).

     In the event that Mr. Davis's employment is terminated for cause or his resignation (other than for reasons described above), Mr. Davis will receive earned and unpaid compensation through the effective date of termination and will forfeit amounts held in the "bank" under the Incentive Plan and any unpaid installment payments of Transaction-Based Compensation.

     In connection with his entering into the employment agreements, the Company granted Mr. Davis options to purchase 250,000 shares of the Company's common stock. The option shares vest in five equal installments on January 1, 1999 and each of the next four anniversaries of such date, subject generally to continued
employment.   In the event of a termination of Mr. Davis's employment by the
Company without Cause, as a result of his disability, by Mr. Davis due to an unremedied material reduction in duties or responsibilities or a Change in Control Termination, Mr. Davis's options will continue to vest as if he remained in the employ of the Company for two years following the date of termination.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                                    PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information as of October 15, 1999 (except as otherwise indicated) concerning the beneficial ownership of the Company's common stock by each person known by the Company to own more than 5% of its common stock.


                                              Amount
          Name and Address of             and Nature of             Percent of
           Beneficial Owner            Beneficial Ownership          Class (1)
           ----------------            --------------------          ---------

   Martin J. Wygod.......................      5,651,183(2)(3)               16.0%
   P.O. Box 7188
   Rancho Santa Fe, California 92067

   SN Investors, L.P.....................      5,061,857(2)                  14.5%
   818 Washington Street
   Wilmington, Delaware 19801

   Michael A. Singer.....................      3,681,250(4)(5)               10.5%
   15151 Northwest 99/th/ Street
   Alachua, Florida 32615

   MAS 1997 Family Limited Partnership...      3,668,750(4)                  10.5%
   8989 Westheimer, Suite 228E
   Houston, Texas 77063

-------------------

(1) The number of shares of the Company's common stock deemed outstanding includes: (i) 34,968,411 shares of common stock outstanding as of October 15, 1999, (ii) the number of shares, if any, of the Company's common stock that the respective persons named in the above table have the right to acquire presently or within 60 days of October 15, 1999 upon exercise of stock options and (iii) the number of shares, if any, of the Company's common stock, which the respective persons named in the above table have the right to acquire upon conversion of the Company's 5% Convertible Subordinated Debentures due 2007 ("Convertible Debentures").

(2) SN Investors, the general partner of which is controlled by Mr. Wygod, is the record and beneficial owner of 5,061,857 shares of the Company's common stock. Mr. Wygod is an indirect beneficial owner of such shares and they are included in the total of 5,651,183 shares listed as beneficially owned by Mr. Wygod. See "Item 13. Certain Relationships and Related Transactions-Investment Agreement" for additional information regarding SN Investors.

(3) Includes 249,333 shares of the Company's common stock that Mr. Wygod has the right to acquire presently or within 60 days of October 15, 1999 upon exercise of stock options or upon conversion of Convertible Debentures. Includes 2,000 shares of the Company's common stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. Includes 3,500 shares of the Company's common stock and shares of the Company's common stock issuable upon conversion of $1,500,000 principal amount of Convertible Debentures owned by Synetic Foundation, Inc. ("Synetic Foundation"), a charitable foundation of which Messrs. Manning, Suthern and Wygod are trustees and share voting and dispositive power, and 186,961 shares of the Company's common stock and shares of the Company's common stock issuable upon conversion of $500,000 principal amount of Convertible Debentures owned by the Rose Foundation ("Rose Foundation"), a private charitable foundation of which Messrs. Wygod and Mele are trustees and share voting and dispositive power.

(4) MAS 1997 Family Limited Partnership ("MAS Family Partnership"), the general partner of which is a company controlled by Mr. Singer, and the sole limited partner of which is Mr. Singer, is the record and beneficial owner of 3,668,750 shares of the Company's common stock. Mr. Singer is an indirect beneficial owner of such shares and they are included in the total of 3,681,250 shares listed as beneficially owned by Mr. Singer.

(5) Includes 12,500 shares of the Company's common stock owned by MDDS Partnership Ltd. ("MDDS Ltd."), the general partner of which is controlled by Mr. Singer and the limited partners of which are Mr. Singer and certain of his family members.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information, as of October 15, 1999, concerning the ownership of the Company's and CareInsite's common stock by each of the directors, each of the Named Executive Officers, and by all directors and executive officers of the Company as a group.


                                                        Medical Manager                              CareInsite
                                              -------------------------------------------    ---------------------------------------
                                                Amount and                Percent of                 Amount and          Percent of
                                            Nature of Beneficial          Class (3)             Nature of Beneficial      Class (4)
       Name of Beneficial Owner                Ownership (1)(2)                                     Ownership (1)
       ------------------------            ----------------------------------------------    ---------------------------------------

Kim A. Davis...............................      50,080                          *                         7,000                *

Thomas R. Ferguson.........................     126,116                          *                         6,000                *

Mervyn L. Goldstein........................     124,716(5)                       *                         9,900                *

Ray E. Hannah..............................     139,067                          *                        10,000                *

Courtney F. Jones..........................      21,250                          *                             0                *

John H. Kang...............................     328,508                          *                             0                *

Raymond Kurzweil...........................      15,000                          *                             0                *

Kirk G. Layman.............................      60,113                          *                         5,000                *

Roger H. Licht.............................      84,333                          *                         3,000                *

James V. Manning...........................     333,299(6)                       *                        22,500                *

Bernard A. Marden..........................     356,001                          1.02%                    22,500                *

Charles A. Mele............................     387,359(7)                       1.10%                    10,000                *

Chris A. Peifer............................     101,647(8)                       *                         8,000                *

Herman Sarkowsky...........................     269,339(9)                       *                        22,500                *

Michael A. Singer..........................   3,681,250(10)                     10.53%                    15,000(10)            *

Paul C. Suthern............................     378,298(6)(11)                   1.07%                    22,500                *

Anthony Vuolo..............................     218,604                             *                     10,000                *

Albert M. Weis.............................     166,888(12)                         *                     22,950                *

Martin J. Wygod............................   5,651,183(6)(7)(13)               16.05%                    38,000(13)            *

All directors and executive officers
  as a group (21 persons)..................  12,521,968                         33.93%                   270,850                *

--------------------------------

*        Less than one percent.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, unless otherwise indicated in the following footnotes.

(2) Includes the following number of shares of the Company's common stock that the following persons have the right to acquire presently or within 60 days of October 15, 1999 upon exercise of stock options or upon conversion of Convertible Debentures: Mr. Davis, 50,000; Mr. Ferguson, 81,666; Dr. Goldstein, 81,666; Mr. Hannah, 46,166; Mr. Jones, 21,250; Mr. Kang, 6,250;
     Mr. Kurzweil, 15,000; Mr. Layman, 60,000; Mr. Licht, 80,333; Mr. Manning, 223,333; Mr. Marden, 89,333; Mr. Mele, 173,166; Mr. Peifer, 15,000; Mr.
     Sarkowsky, 105,000; Mr. Suthern, 368,300; Mr. Vuolo, 214,433; Mr. Weis, 54,166; Mr. Wygod, 249,333; and all directors and executive officers as a group, 1,934,395. Includes 80 shares of the Company's common stock allocated to the account of Mr. Davis, 1,595 shares of the Company's common stock allocated to the account of Mr. Hannah, 113 shares of the Company's common stock allocated to the account of Mr. Layman, 275 shares of the Company's common stock allocated to the account of Mr. Mele and 270 shares of the Company's common stock allocated to the account of Mr. Vuolo under the Porex 401(k) Plan as of June 30, 1999.

(3) The number of shares of the Company's common stock deemed outstanding includes: (i) 34,968,411 shares of the Company's common stock outstanding as of October 15, 1999, (ii) the number of shares of the Company's common stock that the respective persons named in the above table have the right to acquire presently or within 60 days of October 15, 1999 upon exercise of stock options and (iii) the number of shares of the Company's common stock that the respective persons named in the above table have the right to acquire upon conversion of Convertible Debentures.

(4) The number of shares of CareInsite's common stock deemed outstanding includes 70,410,134 shares of CareInsite's common stock outstanding as of October 15, 1999. As of October 15, 1999, none of the CareInsite stock options granted to the respective persons named in the above table is exercisable within 60 days.

(5) Includes 200 shares of the Company's common stock owned by Dr. Goldstein's spouse, as to which Dr. Goldstein disclaims beneficial ownership.

(6) Includes 3,500 shares of the Company's common stock and shares of the Company's common stock issuable upon conversion of $1,500,000 principal amount of Convertible Debentures owned by the Synetic Foundation.

(7) Includes 186,961 shares of the Company's common stock and shares of the Company's common stock issuable upon conversion of $500,000 principal amount of Convertible Debentures owned by the Rose Foundation.

(8) Includes 25,974 shares of the Company's common stock held in trust for Mr. Peifer's family members.

(9) Includes 15,000 shares of the Company's common stock owned by a charitable foundation of which Mr. Sarkowsky is a director.

(10) Includes 3,668,750 shares of the Company's common stock owned by MAS Family Partnership and 12,500 shares of the Company's common stock owned by MDDS Ltd. MDDS Ltd. also owns 15,000 shares of CareInsite's common stock.

(11) Includes 1,200 shares of the Company's common stock held in custodial accounts for Mr. Suthern's children.

(12) Includes 3,250 shares of the Company's common stock owned by a corporation of which Mr. Weis is the sole stockholder, sole director and president and 3,200 shares of the Company's common stock held in trust for Mr. Weis's children.

(13) Includes 5,061,857 shares of the Company's common stock owned beneficially and of record by SN Investors. Mr. Wygod is an indirect beneficial owner of such shares. See "Footnote 2 to the Principal Stockholders Table". Includes 2,000 shares of the Company's common stock beneficially owned by Mr. Wygod's spouse, as to which shares Mr. Wygod disclaims beneficial ownership. Mr. Wygod's spouse also beneficially owns 2,000 shares of CareInsite's common stock which are in a trust for Mr. Wygod's stepson, as to which shares Mr. Wygod disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions.

     Investment Agreement. On December 14, 1994, pursuant to the Purchase and Sale Agreement dated as of May 24, 1994 between the Company and Merck & Co., Inc. (the "Purchase and Sale Agreement"), the Company purchased 5,268,463 shares of the Company's Common Stock from Merck for an aggregate purchase price of $37,764,019. At the time of the purchase by the Company, SN Investors purchased 5,061,857 shares of the Company's Common Stock (the "Wygod Shares") from Merck for an aggregate purchase price of $36,283,079. The purchase by SN Investors was made pursuant to an assignment by the Company to Mr. Wygod of the right to purchase the Wygod Shares pursuant to the Investment Agreement between Mr. Wygod and the Company, dated as of September 13, 1994 (the "Investment Agreement"). Mr. Wygod, as permitted under the Investment Agreement, further assigned to SN Investors his right to purchase the Wygod Shares.

     The Investment Agreement also provides certain demand registration rights to Mr. Wygod at Mr. Wygod's expense that are assignable to any permitted transferee of the Wygod Shares. Mr. Wygod has not assigned such registration rights to SN Investors. While Mr. Wygod currently intends to assign such registration rights to SN Investors in the event the General Partner determines to sell or otherwise transfer the Wygod Shares under circumstances in which registration would be required, Mr. Wygod is under no obligation to do so. The Investment Agreement also provided for certain restrictions on voting and disposition of shares of the Company's common stock. Under the terms of the Investment Agreement, such restrictions are no longer in effect.

     Registration Rights of Messrs. Singer, Kang and Merlich. The MMHS Acquisition Agreement provides certain demand registration rights to Messrs. Singer, Kang and Richard Merlich, a former director of Medical Manager Health Systems.

     CareInsite. As of October 15, 1999, the Company owned 72.1% of the outstanding common stock of CareInsite. The Company and CareInsite have entered into or will enter into a number of agreements for the purpose of defining the ongoing relationship between the two companies. Additional or modified agreements, arrangements and transactions may be entered into by CareInsite and the Company in the future. Any such future agreements, arrangements and transactions will be determined through negotiations between the Company and CareInsite, as the case may be. The following is a summary of certain existing agreements between the Company and CareInsite:

Tax sharing agreement

     Effective June 16, 1999, the Company no longer files a consolidated federal income tax return with CareInsite, but will continue to file a combined tax return with CareInsite for California income tax purposes. The Company and CareInsite entered into a tax sharing agreement providing, among other things, that, for periods prior to CareInsite's initial public offering (the "Offering") and during which the Company was included in the Company's consolidated federal income tax returns, CareInsite will be required to pay the Company an amount equal to CareInsite's federal income tax liabilities for these periods, determined as if the Company had filed federal income tax returns on a separate company basis. Additionally, for periods both before and after the Offering, in situations where CareInsite files a combined return with the Company for state income tax purposes, such as for California, CareInsite will be required to pay the Company an amount equal to CareInsite's state income tax liabilities, determined as if the Company had filed state income tax returns on a separate company basis. If the CareInsite experiences a net operating loss resulting in no federal or state income tax liability for a taxable period in which it was included in the Company's consolidated federal or combined state income tax returns, CareInsite will be entitled to a payment from the Company equal to the reduction, if any, in the federal or state income tax liability of the Company consolidated group by reason of the use of the CareInsite's net operating loss. Further, under the tax sharing agreement, if CareInsite receives a net tax benefit for certain equity based compensation arrangements involving Medical Manager stock, or for the payment by Medical Manager of certain litigation expenses and damages pursuant to the terms of an indemnification agreement between CareInsite and the Company as described below, then CareInsite is required to pay an amount equal to those tax benefits to the Company when they are actually realized by CareInsite. The tax sharing agreement also provides for the Company to conduct tax audits and tax controversies on CareInsite's behalf for periods, and with respect to returns, in which CareInsite is included in the Company's consolidated or combined returns.

Services agreement

     The Company and CareInsite entered into a services agreement dated as of January 1, 1999, pursuant to which the Company will provide CareInsite with certain administrative services which may include payroll, accounting, business development, legal, tax, executive services and information processing and other similar services. CareInsite pays the actual costs of providing these services. Such costs include an allocable portion of the compensation and other related expenses of employees of the Company who serve as officers of CareInsite. This agreement is terminable by either party upon 60 days prior written notice in certain events, or by the Company, at any time, if the Company ceases to own at least 50% of the voting stock of CareInsite. The services agreement shall terminate by its terms, if not previously terminated or renewed, on January 1, 2004.

     Allocations from the Company to CareInsite were $1,050,000, $836,000 and $230,000 for the fiscal years ended June 30, 1999 and 1998 and for the period from Inception (December 24, 1996) through June 30, 1997, respectively. The allocation was calculated based on the estimated time the employees of the Company worked providing services to CareInsite. As of June 30, 1999, CareInsite owes the Company an aggregate of $853,000 associated with services agreement, reimbursable expenses and certain costs related to the Offering.

Indemnification agreement

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

     With respect to the Merck litigation (see "Item 3. Legal Proceedings"), this agreement provides that the Company will bear both the actual costs of conducting the litigation and any monetary damages that may be awarded to Merck and Merck-Medco in the litigation. CareInsite records amounts funded by the Company as a capital contribution, which was $4,300,000 through June 30, 1999. The agreement further provides that any damages awarded to CareInsite and the Company in the litigation will be for the account of the Company. Finally, the agreement provides that Medical Manager shall not be responsible for any losses suffered by CareInsite resulting from any equitable relief obtained by Merck-Medco against CareInsite, including, but not limited to, any lost profits, other losses, damages, liabilities, or costs or expenses arising from such equitable relief.

Medical Manager Health Systems/CareInsite Agreement.

     Medical Manager Health Systems has an agreement with CareInsite, under which the CareInsite will be the exclusive provider to Medical Manager Health Systems of certain network, web hosting and transaction services. Under this agreement, CareInsite will pay certain fees to Medical Manager Health Systems on transactions performed on behalf of Medical Manager Health Systems' customers. Medical Manager Health Systems and CareInsite may, from time to time, also engage in certain transactions relating to their respective businesses and activities in mutual support of each other's businesses outside of this agreement. The agreement became effective on July 23, 1999, the date on which the Medical Manager Merger was consummated. The agreement has a term of five years, which can be renewed for two successive five year terms subject to the parties reaching agreement on certain renewal terms. The agreement is also subject to early termination in the event either party breaches its material obligations under the agreement, in the case of bankruptcy of either party, in the event that a competitor of Medical Manager Health Systems acquires more than 50% ownership interest of CareInsite resulting in a change of control of CareInsite or by mutual consent of Medical Manager Health Systems and CareInsite.


     Other. The Company was reimbursed approximately $113,972 by a corporation controlled by Mr. Wygod for the partial use of the Company's office facilities and for services rendered by Company employees during the fiscal year ended June 30, 1999.

      Medical Manager Research and Development leases property in Alachua, Florida that is owned by a company controlled by Mr. Singer and a member of his family. Medical Manager Research and Development is responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2004. The lease commenced on April 1, 1996 and provides for annual rentals of approximately $550,000. The Company believes that the rent for such property does not exceed the fair market rental value thereof.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDICAL MANAGER CORPORATION



October 27, 1999                   By: /s/ James R. Love
                                      ------------------------
                                      Name:  James R. Love
                                      Title: Executive Vice President - Finance
                                             and Administration and Chief
                                             Financial Officer