Form 10-Q
period 1999-09-30
MEDICAL MANAGER CORP/NEW/
filed 1999-11-15
CIK 850436

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


                        Commission File Number 0-17822

                          MEDICAL MANAGER CORPORATION
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        -

     The number of shares of the Registrant's common stock, $.01 par value, outstanding at November 8, 1999 was 35,010,412.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Consolidated Balance Sheets --
               September 30, 1999 and June 30, 1999                            3

              Consolidated Statements of Operations --
               Three Months Ended September 30, 1999 and 1998                  5

              Consolidated Statements of Cash Flows --
               Three Months Ended September 30, 1999 and 1998                  6

              Notes to Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition                   14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20


Part II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                       21

     Item 4.  Submission of Matters to a Vote of Security Holders             21

     Item 6.  Exhibits and Reports on Form 8-K                                23


               Disclosure Regarding Forward Looking Information

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company, CareInsite, Medical Manager Health Systems, Porex, or the Company's management, or the management of any of the company's businesses, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the feasibility of developing commercially profitable Internet healthcare services; the effect of economic conditions; user acceptance; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the effect of government regulation of the Internet on healthcare e-commerce services; outcome of litigation and other risks described elsewhere herein including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                    ASSETS

                                                            September 30,       June 30,
                                                                 1999             1999
                                                            -------------       --------
                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents................................    $ 73,661         $152,530
  Marketable securities....................................      67,414           55,345
  Accounts receivable, net of
   allowances for doubtful accounts
   and sales returns of $4,095 and $4,088
   at September 30, 1999 and June 30,
   1999, respectively......................................      55,863           50,908
  Inventories..............................................      15,338           14,818
  Other current assets.....................................      24,501           23,834
                                                               --------         --------
   Total current assets....................................     236,777          297,435
                                                               --------         --------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements....................................       3,563            3,563
  Building and improvements................................      21,077           20,888
  Machinery and equipment..................................      65,796           59,369
  Furniture and fixtures...................................       6,402            5,943
  Construction in progress.................................       5,686            5,031
                                                               --------         --------
   Property, plant and equipment, gross....................     102,524           94,794
  Less:  Accumulated depreciation..........................     (39,759)         (36,879)
                                                               --------         --------
   Property, plant and equipment, net......................      62,765           57,915
                                                               --------         --------

OTHER ASSETS:
  Marketable securities....................................     294,967          241,447
  Capitalized software development costs...................      31,330           31,330
  Goodwill and other intangible assets,
   net of accumulated amortization of $11,009 and $8,535 at
   September 30, 1999 and June 30, 1999, respectively......     187,773          170,578
  Other....................................................      12,038            7,017
                                                               --------         --------
   Total other assets......................................     526,108          450,372
                                                               --------         --------
                                                               $825,650         $805,722
                                                               ========         ========

     The accompanying notes are an integral part of these consolidated balance sheets.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,   June 30,
                                                                   1999         1999
                                                              -------------   --------
                                                               (unaudited)
CURRENT LIABILITIES:
  Notes payable.............................................     $  3,138     $  2,394
  Accounts payable..........................................       11,480       11,460
  Accrued liabilities and other.............................       41,702       31,616
  Customer deposits and deferred
   maintenance revenue......................................       12,505       10,077
  Income taxes payable......................................        9,672        5,799
                                                                 --------     --------
   Total current liabilities................................       78,497       61,346
                                                                 --------     --------

LONG-TERM DEBT, LESS CURRENT PORTION........................      168,101      168,948
                                                                 --------     --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY................       65,709       57,205
                                                                 --------     --------

OTHER LIABILITIES...........................................       33,382       33,382
                                                                 --------     --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized; none issued................            -            -
  Common stock, $.01 par value; 300,000,000 shares
   authorized; 40,233,261 and 40,014,741 shares issued;
   34,964,798 and 34,746,278 shares issued and outstanding
   at September 30, 1999 and June 30, 1999, respectively....          402          400
  Paid-in capital...........................................      462,570      455,182
  Retained earnings.........................................       56,344       68,467
  Treasury stock, at cost; 5,268,463  shares at
   September 30, 1999 and at June 30, 1999..................      (38,287)     (38,287)

  Accumulated other comprehensive loss......................       (1,068)        (921)
                                                                 --------     --------
   Total stockholders' equity...............................      479,961      484,841
                                                                 --------     --------
                                                                 $825,650     $805,722
                                                                 ========     ========

     The accompanying notes are an integral part of these consolidated balance sheets.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                Three Months Ended September 30, 1999 and 1998
                     (in thousands, except per share data)
                                  (unaudited)


                                                   Three Months Ended
                                                      September 30,
                                                   ------------------
                                                    1999        1998
                                                   --------  --------

Net revenues.....................................  $ 76,660  $ 58,567

Costs and expenses:
 Cost of revenues................................    38,640    28,592
 Selling, general and administrative.............    20,631    16,585
 Research and development........................     5,340     2,244
 Litigation expenses.............................       650         -
 Merger and related expenses.....................    17,991         -
 Depreciation and amortization...................     5,375     3,141
 Interest and other income.......................    (6,973)   (5,140)
 Interest expense................................     2,279     2,161
                                                   --------  --------
                                                     83,933    47,583
                                                   --------  --------

(Loss) income before provision for income taxes..    (7,273)   10,984

Provision for income taxes.......................     2,809     4,449
                                                   --------  --------

Net (loss) income................................  $(10,082) $  6,535
                                                   ========  ========

Net (loss) income per share - basic:
  Net (loss) income per share....................  $   (.29) $    .20
                                                   ========  ========
  Weighted average shares outstanding............    34,907    32,300
                                                   ========  ========

Net (loss) income per share - diluted:
  Net (loss) income per share....................  $   (.29) $    .19
                                                   ========  ========
  Weighted average shares outstanding............    34,907    35,064
                                                   ========  ========

   The accompanying notes are an integral part of these consolidated statements.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                  Three Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                    1999         1998
                                                                  --------   ---------

Cash flows from operating activities:
 Net (loss) income..............................................  $(10,082)  $  6,535
 Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating activities:
     Depreciation and amortization..............................     5,375      3,141
     Minority interest in net loss of consolidated subsidiary...    (2,027)         -
     Net loss from investment in unconsolidated affiliate.......       391          -
 Changes in operating assets and liabilities:
     Accounts receivable, net...................................    (3,896)    (2,412)
     Inventories................................................      (154)      (487)
     Other assets...............................................    (5,662)     6,300
     Accounts and notes payable.................................      (144)       136
     Accrued liabilities........................................     9,301     (2,639)
     Other......................................................         -         26
     Income taxes payable.......................................     3,867        (60)
     Customer deposits and deferred maintenance revenue.........       487     (1,441)
                                                                  --------   --------
         Net cash (used in) provided by operating activities....    (2,544)     9,099
                                                                  --------   --------

Cash flows used in investing activities:
 Maturities and redemptions of marketable securities............         -      1,505
 Purchases of marketable securities.............................   (65,882)    (3,481)
 Capital expenditures...........................................    (8,167)    (6,157)
 Net cash paid for acquired businesses..........................   (12,655)   (29,794)
                                                                  --------   --------
         Net cash used in investing activities..................   (86,704)   (37,927)
                                                                  --------   --------

Cash flows from financing activities:
 Proceeds from exercises of stock options, warrants and 401(k)
   issuances, including related tax benefits....................     3,382      1,652
 Proceeds from CareInsite's sale of convertible redeemable......
    preferred stock.............................................    10,000          -
 Repayments of long-term debt...................................      (847)         -
 Purchases of treasury stock....................................    (2,156)      (364)
                                                                  --------   --------

         Net cash provided by financing activities..............    10,379      1,288
                                                                  --------   --------

Net decrease in cash and cash equivalents.......................   (78,869)   (27,540)
Cash and cash equivalents, beginning of period..................   152,530    136,198
                                                                  --------   --------
Cash and cash equivalents, end of period........................  $ 73,661   $108,658
                                                                  ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Financial statement presentation:

     The accompanying unaudited consolidated financial statements of Medical Manager Corporation and subsidiaries ("Medical Manager" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all the adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the reported interim periods.

     Principles of Consolidation--

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries, Medical Manager Health Systems, Inc. ("MMHS"), Porex Corporation (collectively with the Company's other plastics and filtration technology subsidiaries referred to herein as "Porex"), and its majority owned operating subsidiary, CareInsite, Inc. ("CareInsite"), after elimination of all material intercompany accounts and transactions.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Business combinations:

     The Merger--

     On July 23, 1999 the Company (formerly known as Synetic, Inc.) acquired all of the outstanding stock of MMHS (formerly known as Medical Manager Corporation) in exchange for 14,109,455 newly issued shares of the Company's common stock. In connection with this acquisition, the Company changed its name to Medical Manager Corporation. The merger has been accounted for as a tax-free pooling-of-interests. The financial statements reflect the historical operations of the Company for all periods prior to the business combination, and have been retroactively restated to include the financial position, results of operations and cash flows of MMHS.

     Pooling-of-Interest Transactions--

     During the three months ended September 30, 1999, the Company acquired the following resellers of the Medical Manager Software: Computer Business Solutions, Inc. based in Indianapolis, Indiana and Modern Business Machines, Inc. based in Chadron, Nebraska. The Company also acquired LaPook Lear Systems, Inc. located in New York, New York (the "Acquired Companies"). The aggregate consideration paid for the Acquired Companies was 98,390 shares of the Company's common stock.

     The acquisitions of the Acquired Companies were accounted for using the pooling of interests method of accounting. The Company's results of operations and cash flows for the three months ended September 30, 1999 reflect the results of operations and cash flows of the Acquired Companies as if they were acquired as of July 1, 1999. Prior periods have not been restated as the combined results would not be materially different from the results as previously presented.

     Purchase Business Combinations--

     During the quarter ended September 30, 1999, the Company executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of the following companies (the "Purchased Companies"):

Company Acquired                             Date of Acquisition      Location

The Wismer Martin division of                July 9, 1999             Spokane, Washington
Physician Computer Network

Hyperion Business Systems                    July 20, 1999            Oakland, California

Mooney Edward Enterprises, Inc.
d/b/a Medical Information Systems, Inc.      July 28, 1999            Pensacola, Florida

Turnkey Business Systems, Inc.               September 23, 1999       Nashville, Tennessee

Intellex Medical Manager Systems, Inc.       September 24, 1999       Ft. Myers, Florida

Abacus Data Systems, Inc.                    September 27, 1999       Elkhart, Indiana

     The Purchased Companies were accounted for using the purchase method of accounting. The aggregate consideration paid for the Purchased Companies was $13,125,000 in cash and 91,436 shares of the Company's common stock. The results of the Purchased Companies are reflected from their respective acquisition dates. The impact of the Purchased Companies on revenue, net income and earnings per share is not significant. Pro forma information has not been presented as the pro forma results would not be materially different from the results as presented.

     For the three months ended September 30, 1999, the Company recorded $17,991,000 of acquisition and related expenses primarily related to the acquisition of MMHS. The major components of this charge are as follows:
$10,567,000 of transaction costs such as financial advisory fees, professional fees and printing fees; $5,718,000 of amounts vested, as a result of the acquisition, under certain MMHS employment agreements; $1,259,000 of acquisition related severance costs attributable to employees terminated or notified of termination as of September 30, 1999 and; $447,000 of other related expenses.

(3)  Inventories:

     Inventories consisted of the following (in thousands):

                                      September 30,   June 30,
                                           1999         1999
                                      -------------   --------
                                       (unaudited)
     Raw materials and supplies.....     $  4,856     $  4,645
     Work-in-process................        1,717        1,600
     Finished goods.................        6,934        6,515
     Peripheral computer equipment..        1,831        2,058
                                         --------     --------
                                         $ 15,338     $ 14,818
                                         ========     ========

(4)  Marketable securities:

     Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, net of unamortized premium or discount. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At September 30, 1999, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes. Of the investments at September 30, 1999, $50,000,000 were debt securities classified as available-for-sale maturing in June 2001. Unrealized losses on these securities were $15,000 at September 30, 1999 and gross unrealized gains on marketable debt securities classified as available-for-sale were $278,000 at June 30, 1999.

(5)  Computation of net income per share:

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

     A reconciliation of weighted average shares outstanding (basic) to weighted average shares outstanding assuming dilution (diluted) follows (in thousands):


                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                     1999(b)     1998
                                                    --------   -------
                                                        (unaudited)
     Weighted average shares outstanding (basic)..    34,907    32,300
     Common stock equivalents(a)..................         -     2,764
                                                      ------    ------
     Weighted average shares outstanding
       assuming dilution (diluted)................    34,907    35,064
                                                      ======    ======

_________________________
     (a)  Issuable primarily under stock option plans
     (b) Common stock equivalents of 3,739 related to stock options and warrants were not reflected above as they were antidilutive.

(6)  Supplemental cash flow information:

                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                     1999        1998
                                                    ------     -------
                                                      (in thousands)
                                                        (unaudited)
     Cash paid during the periods for:
       Interest..............................       $4,099     $4,168
       Income taxes..........................          406      2,763

     Noncash activity:
       Issuance of Warrants by CareInsite....          555          -

(7)  Accumulated other comprehensive  loss:

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130-"Reporting Comprehensive Income" (SFAS No. 130"). SFAS No. 130 increases financial reporting disclosures and has no impact on the Company's financial position or results of operations.

     Comprehensive (loss) income amounted to $(10,299,000) and $6,408,000 for the three months ended September 30, 1999 and 1998, respectively. The elements of accumulated other comprehensive loss for the Company arise as a result of the change in foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities.

(8)  America Online agreement:

     In September 1999, CareInsite entered into a strategic alliance with America Online, Inc. ("AOL") for CareInsite to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's 18 million members, as well as CompuServe members and visitors to AOL's Web-based services, Netscape, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, CareInsite and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years. Through this arrangement, AOL Members will have access to CareInsite's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan-approved prescriptions, view lab results, review claims status, receive explanations of benefits, review patient education material provided by their health plans, understand plan polices and procedures and receive plan treatment authorizations. CareInsite and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, CareInsite has agreed to make $30,000,000 of guaranteed payments to AOL over three years. CareInsite has made the first payment of $10,000,000 in September 1999.

     CareInsite also entered into a four year agreement with Netscape Communications Corporation ("Netscape") under which CareInsite acquired a nonexclusive and nontransferable right and license for the use of an unlimited quantity of the Netscape and Sun Microsystems software offered via the Sun Microsystems-Netscape Alliance. The cost of the products was $3,750,000, with a maintenance fee of $750,000 in the initial year, and an option to purchase maintenance at $1,000,000 per year in the second, third and fourth year of the agreement.

     Under a separate agreement entered into in September 1999, AOL purchased 100 shares of newly issued CareInsite Series A Convertible Redeemable Preferred Stock ("CareInsite Preferred Stock") at a price of $100,000 per share, or $10 million of CareInsite Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of CareInsite Preferred Stock in September 2000 at the same price ("CareInsite Preferred Option"). At the option of AOL, in March 2002, the CareInsite Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of CareInsite's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number or shares of CareInsite's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of CareInsite Preferred Stock it purchased in September 1999, it would receive 203,046 shares of CareInsite's common stock and a warrant exercisable into an additional 203,046 shares at a price of $49.25 per share. Prior to March 2002, AOL has the right to require CareInsite to redeem the CareInsite Preferred Stock in whole at $100,000 per share in the event of a change in control of CareInsite. The CareInsite Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the CareInsite Preferred Stock unless CareInsite declares a dividend on its common stock.

     The proceeds received of $10,000,000 were allocated based on the relative fair values of the CareInsite Preferred Stock and the CareInsite Preferred Option, as determined by management. Accordingly, $7,608,000 was allocated to the CareInsite Preferred Stock and $2,392,000 was allocated to the CareInsite Preferred Option. Additionally, as the CareInsite Preferred Stock is convertible into equity securities with a value in excess of $10,000,000 (the "beneficial conversion feature"), a portion of the proceeds has been allocated to the beneficial conversion feature and is reflected as a discount to the CareInsite Preferred Stock. The value of the beneficial conversion feature, as determined by management, was $5,268,000. The discount is being amortized through March 2002 using the effective interest method and is reflected in minority interest in net loss of consolidated subsidiary in the accompanying statement of operations. The CareInsite Preferred

Stock and CareInsite Preferred Option are classified as a component of minority interest in the accompanying balance sheet.

(9)  Commitments and contingencies:

     Legal proceedings--

     In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

     On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, CareInsite, Martin J. Wygod, Chairman of the Company and CareInsite, and three officers and/or directors of the Company and CareInsite, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, CareInsite and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and them from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. The Medical Manager and Mr. Wygod's agreements expired May 24, 1999. Mr. Suthern's, Mr. Mele's and Mr. Holstein's agreements expire in December 1999, March 2000 and September 2002, respectively.

     A hearing was held on March 22, 1999 on an application for a preliminary injunction filed by Merck and Merck-Medco. On April 15, 1999, the Superior Court denied this application. The Company believes that Merck's and Merck- Medco's positions in relation to it and the individual defendants are without merit and the Company intends to vigorously defend the litigation. However, the outcome of complex litigation is uncertain and cannot be predicted at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has recorded $650,000 in litigation costs associated with the Merck and Merck-Medco litigation in the three months ended September 30, 1999.

     Porex Technologies Corp. has been named as one of many co-defendants in a number of actions brought by recipients of silicone mammary implants. Certain of the actions against Porex have been dismissed or settled by the manufacturer of the implants or insurance carriers of Porex without material cost to Porex. The Company believes its insurance coverage provides adequate coverage against liabilities that could arise from actions or claims arising out of Porex's distribution of implants.

     A class action lawsuit was brought against the Company alleging Year 2000 issues regarding the Medical Manager software in versions prior to Version 9.0. Seven additional lawsuits were also brought against the Company, each purporting to sue on behalf of those similarly situated and raising essentially the same issues. In March 1999, the Company entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The settlement created a settlement class of all purchasers of Version 7 and 8 and upgrades to Version 9 of the Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these versions of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software in addition to the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provided that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the Company to make a cash payment of $1,455,000. Pursuant to the settlement, the Company was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Version 7 and 8 except 29 users who opted-out of the class settlement.

     A lawsuit was filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of the Company's issuance of allegedly materially false and misleading statements covering its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

(10) Segment reporting:

     The Company's operations have been classified into three operating segments: physician practice management information systems, plastics and filtration technologies and healthcare electronic commerce. The Company, through its wholly-owned subsidiary, MMHS is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. The Company, through its wholly-owned Porex subsidiaries, designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. Through its majority owned subsidiary CareInsite, the Company is in the process of developing an Internet-based healthcare electronic commerce, or e-commerce, network that links physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants.

     The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. The company evaluates the performance of its operating segments based on pre-tax income. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands).

                                            Physician
                                            Practice
                                           Management      Plastics &     Healthcare
                                          Information      Filtration     Electronic     Corporate
Three months ended September 30, 1999       Systems       Technologies     Commerce      and Other      Total
-------------------------------------       -------       ------------     --------      ---------      -----
Net revenues...........................    $ 45,354            $29,649      $ 1,657       $      -     $76,660
Cost of revenues.......................      24,044             13,465        1,131              -      38,640
Selling, general and administrative          10,414              6,045        2,441          1,731      20,631
Research and development                      1,513                704        3,123              -       5,340
Litigation costs.......................           -                  -          650              -         650
Merger expenses........................      14,855                  -            -          3,136      17,991
                                           --------            -------      -------       --------     -------
(Loss) earnings before interest, taxes,
  depreciation and amortization........      (5,472)             9,435       (5,688)        (4,867)     (6,592)
Depreciation and amortization..........       1,671              2,497        1,173             34       5,375
Interest income, net...................         502                815        1,679          1,698       4,694
                                           --------            -------      -------       --------     -------
Income/(loss) before income taxes......    $ (6,641)           $ 7,753      $(5,182)(a)   $( 3,203)    $(7,273)
                                           ========            =======      =======       ========     =======

Three months ended September 30, 1998
-------------------------------------
Net revenues...........................     $38,021            $20,546      $     -       $     -      $58,567
Cost of revenues.......................      18,944              9,648            -             -       28,592
Selling, general and administrative....      10,322              3,780        1,142         1,341       16,585
Research and development...............       1,201                535          508             -        2,244
                                            -------            -------      -------       -------      -------
Earnings (loss) before interest, taxes,
  depreciation and amortization........       7,554              6,583       (1,650)       (1,341)      11,146
Depreciation and amortization..........         954              1,711          452            24        3,141
Interest income, net...................         497                288           44         2,150        2,979
                                            -------            -------      -------       -------      -------
Income/(loss) before income taxes......     $ 7,097            $ 5,160      $(2,058)      $   785      $10,984
                                            =======            =======      =======       =======      =======


(a) Includes minority interest in net loss of CareInsite of $2,027,000 for the three months ended September 30,1999.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On July 23, 1999 Medical Manager Corporation (the "Company") (formerly known as Synetic, Inc.) acquired all of the outstanding stock of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation) ("MMHS") in exchange for 14,109,455 newly issued shares of Medical Manager Corporation common stock. In connection with the acquisition, Synetic, Inc. changed its name to Medical Manager Corporation. The acquisition has been accounted for as a tax-free pooling-of-interests. The Company's consolidated financial statements have been restated to reflect the merger with MMHS. Accordingly, management's discussion and analysis of financial condition and results of operations reflect the historical operation of Medical Manager Corporation, restated to reflect the acquisition of MMHS for all periods presented. As discussed below, the Company has recorded a charge in the three months ending September 30, 1999 for the merger and other related costs.

     The historical operations of the Company are primarily related to its physician practice management information systems business through its wholly owned subsidiary, MMHS and its plastics and filtration technologies business through Porex Corporation and its affiliated companies ("Porex"). For the three months ended September 30, 1999, the majority of the Company's consolidated revenues and operating expenses were derived from MMHS and Porex. For the three months ended September 30, 1998, all of the Company's consolidated revenues and a majority of its operating expenses were derived from MMHS and Porex. As discussed below, the consolidated financial statements for the three months ended September 30, 1999 and 1998 also include costs associated with the Company's activities in developing its health care electronic commerce business through the Company's majority owned subsidiary, CareInsite, Inc. and its affiliated companies ("CareInsite").

Consolidated Results of Operations

     The Company's consolidated net revenues for the three months ended September 30, 1999 increased $18,093,000 or 30.9% over the comparable prior year period. Net revenues for the three months ended September 30, 1999 at MMHS increased $7,333,000 or 19.3% over the prior year period. Of this increase $3,159,000 was due to sales from purchased companies acquired from November 30, 1998 through September 27, 1999, for which there were no sales in the prior period. Excluding these acquisitions, the increase in sales of $4,174,000 was due primarily to increases in MMHS's network service revenues, new system sales and upgrades to version 9.0 of the Medical Manager Software. Net revenues for the three months ended September 30, 1999 at Porex increased $9,103,000 or 44.3% over the prior year period. Included in this increase are revenues from Porex Bio Products, Inc. (formerly known as Point Plastics, Inc.) and Porex Medical Products, Inc. (formerly known as The KippGroup), which were acquired on July 21, 1998 and January 22, 1999, repectively. Excluding the impact of these acquisitions, sales on a comparable basis over the prior year increased 2.4% due primarily to increased sales in Porex's Bio Products group, primarily consisting of laboratory products, partially offset by decreased sales by Porex's Porous Products Group of components for consumer products, primarily writing instrument components. Revenues at CareInsite for the three months ended September 30, 1999 were $1,657,000. Of these revenues, $877,000 were service revenues from the management services provided to THINC. There were no revenues at CareInsite in the comparable prior year period.

     The Company's consolidated cost of revenues as a percentage of revenues increased to 50.4% from 48.8% in the prior year. Cost of revenues as a percentage of revenues at MMHS increased to 53.0% from 49.8% in the prior year. The increase relates to fewer lower margin sales by MMHS' enterprise business group, which are typically large high margin sales made to larger national and regional clients and to a lesser extent, certain purchased companies which experienced lower margins than historically reflected by MMHS. Cost of revenues as a percentage of revenues at Porex decreased to 45.4% from 47.0% in the prior year. The decrease relates to continued improvements in manufacturing efficiencies throughout Porex. Cost of revenues at CareInsite was $1,131,000 for the three months ended September 30, 1999, of which $877,000 was cost of services to affiliates, consisting primarily of employee and related expenses for those employees supporting the THINC business.

     The Company's consolidated selling general and administrative expenses for the three months ended September 30, 1999, decreased to 26.9% of net revenues from 28.3% in the comparable prior year period. Selling general and administrative expenses at MMHS decreased to 23.0% of net revenues, from 27.2% in the comparable prior year period. This decrease is principally due to increased sales which were not proportionately offset by expenses, since these expenses do not vary directly with sales. Selling general and administrative expenses at Porex increased to 20.4% of net revenues from 18.4% in the comparable prior year period. The increase over the prior year is a result of an overall increase in marketing efforts at Porex, including additional marketing personnel and increased advertising and trade show activities. Selling general and administrative expenses at CareInsite increased $1,299,000 over the comparable prior year period. The increase is primarily due to additional salaries and benefits, promotional expenses and continued business development efforts to develop the CareInsite business.

     The Company's consolidated research and development expenses increased $3,096,000 over the comparable prior year period due primarily to $2,366,000 of research and development expenses capitalized in the prior year period at CareInsite, for which there was no comparable amount in the current year and the continued development of CareInsite's product. The increase is also related to MMHS' development projects regarding future versions of the Medical Manager software with graphical user interfaces and relational database technologies, along with web-based access and services. In addition, the increase is due to Porex continuing to develop new products, product applications and the continued enhancement of its manufacturing processes.

     The Company's consolidated depreciation and amortization increased $2,234,000 over the prior year, primarily related to the acquisitions of Porex Medical Products, Inc. and resellers acquired at MMHS through purchase business combinations, for which there were no amounts in the comparable prior year period.

     The Company recorded $650,000 in litigation charges for the three months ended September 30, 1999, related to its ongoing defense against assertions that it violated certain agreements with Merck and Co., Inc. and Merck-Medco Managed Care, L.L.C.

     For the three months ended September 30, 1999, the Company recorded $17,991,000 of merger and related expenses primarily related to the merger with MMHS. The major components of this charge are as follows: $10,567,000 of transaction costs such as financial advisory fees, professional fees and printing fees; $5,718,000 of amounts vested, as a result of the merger, under certain MMHS employment agreements; $1,259,000 of merger related severance costs attributable to employees terminated or notified of termination as of September 30, 1999 and; $447,000 of other related expenses.

     The Company's consolidated interest and other income, net of interest expense, increased by $1,715,000 for the three months ended September 30, 1999, over the comparable prior year period. This increase was primarily due to increased investments from funds raised as a result of CareInsite's initial public offering.

     The increase in the effective tax rate is a result of CareInsite's losses which are no longer included in the Company's consolidated federal income tax return as well as a significant portion of the merger expenses which are not currently deductible for federal or state income tax purposes.

Capital Resources and Liquidity

     As of September 30, 1999, the Company had $73,661,000 of cash and cash equivalents and $362,381,000 of marketable securities. At September 30, 1999, the Company's marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes.

     Net cash used in operating activities for the three months ended September 30, 1999 was $2,544,000, an increase of $11,643,000 from the comparable prior year period. This increase was primarily related to the merger expenses for the merger with MMHS, as well as higher expenditures related to the development of CareInsite.

     Net cash used in investing activities was $86,704,000 for the three months ended September 30, 1999, reflecting purchases of marketable securities, net of maturities and redemptions as well as the net cash paid for the businesses acquired and capital expenditures during the past fiscal quarter.

     Net cash provided by financing activities was $10,379,000 for the three months ended September 30, 1999, primarily a result of the issuance of convertible redeemable preferred stock ("Preferred Stock") by CareInsite. The funds generated from financing activities are reinvested in existing businesses and are used to fund capital expenditures.

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

     The Company believes that its cash flow from operations, the income earned on its investments, and the funds generated by CareInsite from the issuance of its common stock and Preferred Stock are sufficient to meet the anticipated working capital requirements of both the Company's and CareInsite's business, including the anticipated increased expenditures related to CareInsite noted above.

     The Company continues to pursue an acquisition program pursuant to which it seeks to affect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation,
(i) the Company's cash, cash equivalents and marketable securities and (ii) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful.

Year 2000 Compliance

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

     Each of the Company's three businesses have made an assessment of its Year 2000 readiness and of the risks related to the year change.

     Medical Manager Health Systems.  Medical Manager Health Systems has
     -------------------------------
completed the upgrade and review of the following internal systems which are currently Year 2000 compliant: (i) financial and accounting software; (ii) software package to assist in recording, assigning, and clearing customer hardware and support calls; (iii) telecommunication systems which include not only voice communications, but significant data communications such as e-mail and an internal network providing each subsidiary access to servers located at the corporate offices.

     As a result of its Year 2000 Compliance Team's efforts, Medical Manager Health Systems has noted that a portion of the current in-house personal computers are known to be non-Year 2000 compliant. Some workstations also have software programs installed which are not Year 2000 compliant. Medical Manager Health Systems has defined a minimum standard Year 2000 compliant workstation with standardized software. To date, all mission critical workstations have been made Year 2000 compliant with the industry standard hardware and software. Medical Manager Health Systems maintains various non-mission critical workstations which may not be Year 2000 compliant. Medical Manager Health Systems does not intend to take a pro-active approach to replacing or upgrading these computers until it is necessary. The cost of Medical Manager Health System's Year 2000 compliance program was not material.

     The Y2K Compliance Team has recognized two critical data bases used internally by Medical Manager Health Systems. Both of these data bases, the Network Services Client Enrollment and the MM software serialization data base, are currently Y2K compliant.

     The third party relationships identified as critical to Medical Manager Health Systems' operations are computer hardware distributors and shipping companies. As part of a standardization initiative which began in late 1997, Medical Manager Health Systems works with three national distributors to supply all hardware and third party software products sold to clients. All three companies have provided documents stating that they are Year 2000 ready. In addition, all shipping companies used by Medical Manager Health Systems and its vendors have confirmed their Year 2000 readiness.

     Medical Manager Health Systems intends to continue to monitor the Year 2000 compliance of its internal software and hardware packages, telecommunications systems, and vendors. In the event that any of Medical Manager Health Systems' systems, or any of Medical Manager Health Systems' vendors' systems, do not meet the Year 2000 requirement by December 31, 1999, Medical Manager Health Systems could experience difficulties in, including but not limited to, processing sales and other financial information, customer support calls, serializations of Medical Manager Health Systems' product, and orders of supplies from vendors. This could have a material adverse effect on the Company's financial position, results of operations, or business. Although Medical Manager Health Systems expects its systems, and its vendors' systems, to be Year 2000 compliant on or before December 31, 1999, it cannot predict the success of Medical Manager Health Systems' Year 2000 compliance program. Medical Manager Health Systems has not adopted a contingency plan to address possible risks to its systems. If Medical Manager Health Systems experiences a failure in its Year 2000 preparedness, experienced staff will be redeployed to address any potential Year 2000 compliance issues.

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

     Porex. Porex has completed an assessment of its Year 2000 readiness.
     -----
Porex has completed the conversion of all significant non-manufacturing related systems. As of June 30, 1999, Porex had completed and fully tested the conversion of its manufacturing related information technology ("IT") systems. For manufacturing related, non-IT systems, all significant microprocessor-embedded production equipment has been upgraded and Porex believes it is Year 2000 compliant.

     Porex has communicated with its key suppliers and customers concerning the state of their readiness for the Year 2000. All of such suppliers and customers have confirmed that their systems are ready for the year change. If third parties upon which Porex relies are ultimately unable to address this issue in a timely manner, such occurrence could result in a material risk to the Company.

     The cost of Year 2000 compliance for Porex was not material.

     Porex has in inventory a reserve of raw materials, which it believes will be sufficient to avoid a disruption in its manufacturing process in order to minimize the risk associated with third-party suppliers experiencing Year 2000 problems.

     As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of the Year 2000 on Porex's, and thus the Company's operations could differ materially from its expectations.

     CareInsite. CareInsite has made an assessment of the Year 2000 readiness of
     ----------
its information technology systems, including the hardware and software that enable CareInsite to develop and deliver its healthcare e-commerce services as well as its non-information technology systems. CareInsite's assessment consisted of:

     . quality assurance testing of CareInsite's internally developed proprietary software;

     . contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to developing CareInsite's healthcare e-commerce network;

     .    contacting vendors of material non-IT systems;

     .    assessment of repair or replacement requirements;

     .    repair or replacement; and

     .    implementation.

     CareInsite has been informed by its vendors of material hardware and software components of its IT systems that the products used by CareInsite are currently Year 2000 compliant. CareInsite has also been informed by its non-IT system vendors that the products used by CareInsite are currently Year 2000 compliant.

     To date, CareInsite has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of CareInsite's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent developing a Year 2000 compliant healthcare e-commerce channel.

     CareInsite is not currently aware of any Year 2000 compliance problems relating to its information technology or non-information technology systems that CareInsite believes would have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that CareInsite will not discover Year 2000 compliance problems that will require substantial revisions to CareInsite systems or services. In addition, there can be no assurance that third-party software, hardware or services incorporated into CareInsite's material information technology and non-information technology systems will not need to be revised or replaced, all of which could be time consuming and expensive. Any failure to fix CareInsite's information technology systems or to replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on CareInsite's business, results of operations and financial condition.

     In addition, there can be no assurance that physicians, payers, suppliers, Internet access companies, third-party service providers, vendors, business partners and others outside CareInsite's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond CareInsite's control, such as a prolonged Internet or communications failure, which could also prevent CareInsite from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing CareInsite's service. Such a failure could have a material adverse effect on CareInsite's business, results of operations and financial condition. Also, a general Year 2000 systemic failure could require healthcare companies to spend large amounts of money to correct any such failures, reducing the amount of money that might otherwise be available to be spent on the CareInsite's services.

     CareInsite is continuing to assess and test its systems for Year 2000 compliance. CareInsite has also developed contingency plans for system failure, service disruption and data corruption issues due to Year 2000 problems. In the event that there is a system problem due to a Year 2000 date, CareInsite will immediately attempt to diagnose and fix the problem. At the same time, CareInsite will change (a) the system clock back to 1999 while separately logging all transactions so affected and/or (b) the dates within transactions to 1999 while separately logging all transactions so affected. In the event that a Year 2000 problem occurs at an external entity, that entity will be informed of the problem and CareInsite will continue to review and repair the dates until the problem is fixed. CareInsite makes no assurance that it will be able to successfully diagnose and/or fix any Year 2000 problems that occur or that the cost of doing so will not be material.

     As the Year 2000 issue has many elements and potential consequences, some of which are not reasonably foreseeable, the ultimate impact of the Year 2000 on CareInsite's operations could differ materially from CareInsite's expectations.

     This discussion contains forward-looking information relating to the Company's operations that are based on management's current expectations, estimates and projections about the Company's businesses, and the healthcare e-commerce industry. See "-- Disclosure Regarding Forward Looking Information" contained in this report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

                                  Fiscal Years
                                 (in thousands)

                           2000        2001      2002       2003         2004     Thereafter
                           ----        ----      ----       ----         ----     ----------
Assets
------
Cash equivalents:
 Fixed rate.............    32,481          -          -         -            -         -
 Average interest rate..      5.13%         -          -         -            -         -

Short term investment:
 Fixed rate.............    70,141          -          -         -            -         -
 Average interest rate..      5.48%         -          -         -            -         -

Long term investment:
 Fixed rate.............         -     50,000    119,800    46,040       71,765     8,500
 Average interest rate..         -       6.08%      6.41%     6.05%        5.97%     6.32%

Total investment:
 Securities.............   102,622     50,000    119,800    46,040       71,765     8,500
 Average interest rate..      5.37%      6.08%      6.41%     6.05%        5.97%     6.32%

Long term debt:
 Fixed rate.............     3,571        619        389      6789          224   160,231
 Average interest rate..      9.34%      8.33%      8.20%     6.31%        9.17%     5.02%

                 MEDICAL MANAGER CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

                During the three months ended September 30, 1999 the Company issued a total of 189,826 shares of common stock, par value $.01 per share ("Common Stock") in connection with the acquisition of six companies for the Company's physician practice management information systems business. The Common Stock was issued pursuant to the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended. The details of each such issuance are as follows:

        On July 20, 1999 the Company issued 71,053 shares of Common Stock to the shareholders of Hyperion Business Solutions ("Hyperion") in consideration for the acquisition of substantially all of the assets of Hyperion by the Company.

        On August 27, 1999 the Company issued 85,456 shares of Common Stock to the former shareholders of LaPook-Lear Systems, Inc. ("LLS") in consideration for the acquisition of all of the capital stock of LLS by the Company.

        On September 22, 1999 the Company issued 5,337 shares of Common Stock to the shareholders of Computer Business Solutions, Inc. ("CBS") in consideration for the acquisition of substantially all of the assets of CBS by the Company.

        On September 23, 1999 the Company issued 8,247 shares of Common Stock, together with $1,475,000 in cash, to the former shareholders of Turnkey Business Systems, Inc. ("TBS") in consideration for the acquisition of all of the capital stock of TBS by the Company.

        On September 24, 1999 the Company issued 7,597 shares of Common Stock to the shareholders of Modern Business Machines, Inc. ("MBM") in consideration for the acquisition of substantially all of the assets of MBM by the Company.

        On September 24, 1999 the Company issued 12,136 shares of Common Stock, together with $700,000 in cash, to the shareholders of Intellex Medical Management Systems, Inc. ("Intellex") in consideration for the acquisition of substantially all of the assets of Intellex by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On July 23, 1999, there was a special meeting (the "Special Meeting") of the Company's stockholders (the "Stockholders") pursuant to notice by the Company on June 24, 1999. The Special Meeting was called to submit certain proposals to a vote of the Stockholders in connection with the combination of the Company with MMHS pursuant to the Medical Manager merger. Each proposal submitted was approved by the Stockholders by the requisite number of votes.

     Following is a brief description of each matter voted upon at the Special Meeting together with the number of votes cast for, against or withheld as well as the number of abstentions and broker non-votes as to each matter.

     Proposal One: A proposal to issue up to 18,202,213 shares of the Company's Common Stock in exchange for shares of MMHS pursuant to the terms of the Medical Manager merger agreement.

     Votes Cast For:        15,250,975
     Votes Cast Against:        11,787
     Abstentions:               15,588
     Broker Non-Votes:       3,744,787

     Proposal Two: A proposal to amend and restate Article One of the Company's Certificate of Incorporation, effective at the effective time of the Medical Manager merger, as follows:

     "The name of this Corporation (hereinafter called the "Corporation") is MEDICAL MANAGER CORPORATION."

     Votes Cast For:        15,249,401
     Votes Cast Against:        14,191
     Abstentions:               14,758
     Broker Non-Votes:       3,744,787

     Proposal Three: A proposal to amend and restate the first paragraph of Article Four of the Company's Certificate of Incorporation, effective at the time of the Medical Manager merger, as follows:

     The Corporation shall have the authority, to be exercised by the board of directors, to issue a total of 310,000,000 shares consisting of 300,000,000 shares of common voting stock of the par value of $0.01 per share (the "Common Stock") and 10,000,000 shares of preferred stock of the par value of $0.01 per share ( "Preferred Stock")."

     Votes Cast For:        17,478,861
     Votes Cast Against:     1,512,772
     Abstentions:               31,504



     Proposal Four: A proposal to amend and restate Article Nine of the Company's Certificate of Incorporation, effective at the effective time of the Medical Manager merger, as follows:


     "The original By-Laws of the Corporation shall be adopted by the Incorporator. Thereafter, in furtherance and not in limitation of the power conferred by statute, the board of directors is expressly authorized to make, repeal, alter, amend and rescind the By-Laws of the Corporation." with the effect of deleting the last clause of Article Nine which had stated "provided that the Board of Directors may not amend the By-Laws to increase the number of directors above twelve."

     Votes Cast For:        13,489,055
     Votes Cast Against:     1,752,078
     Abstentions:               37,177
     Broker Non-Votes:       3,744,827

     Proposal Five: A proposal to grant options to purchase 650,000 shares of Synetic Common Stock to each of Michael A. Singer, the Vice Chairman and Co-Chief Executive Officer and John H. Kang, the Co-Chief Executive Officer of the Company, pursuant to their respective employment agreements.

     Votes Cast For:        14,191,366
     Votes Cast Against:     1,015,971
     Abstentions:               71,013
     Broker Non-Votes:       3,744,787

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------


          10.1 Amendment, dated October 19, 1999, to the Registration Rights Agreement dated as of May 16, 1999 and amended on July 23, 1999, by and among Synetic, Inc., Michael A. Singer, John H. Kang and Richard W. Merlich.

           27            Financial Data Schedule

     (b)  The Company filed a Current Report on Form 8-K dated July 27,
          1999, regarding the acquisition by the Company (formerly known as Synetic, Inc.) of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation) on July 23, 1999. This form
          8-K included the following historical statements and notes thereto of Medical Manager Health Systems, Inc., f/k/a Medical Manager Corporation ("Medical Manager Health Systems"):


                   - Consolidated Balance Sheets (unaudited) as of March 31, 1999 and December 31, 1998.

                   - Consolidated Statements of Income
                   (unaudited) for the three months periods ended
                   March 31, 1999 and March 31, 1998.

                   - Consolidated Statements of Cash Flows
                   (unaudited) for the three month periods ended
                   March 31, 1999 and March 31, 1998.

                   - Notes to the Consolidated Condensed
                   Financial Statements.

                   - Report of Independent Certified
                   Public Accountants

                   - Consolidated Balance Sheets as of
                   December 31, 1998 and December 31, 1997

                   - Consolidated Statements of Operations
                   For the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

                   - Consolidated Statements and Stockholders'
                   Equity for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

                   - Consolidated Statements of Cash Flows
                   for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

                   - Notes to Consolidated Financial Statements.

                   The Company filed a Current Report on Form 8-K dated August 24, 1999 releasing the Company's fourth quarter and year end results and a restatement of the results of Medical Manager Health Systems, Inc. for the six months ended June 30, 1999.

                                  SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEDICAL MANAGER CORPORATION



                                      /s/ James R. Love
                                      ------------------------------------------
                                      James R. Love
                                      Executive Vice President - Finance and
                                      Administration and Chief Financial Officer



                                      /s/ Kirk G. Layman
                                      ------------------------------------------
                                      Kirk G. Layman
                                      Senior Vice President - Finance
                                      and Chief Accounting Officer

     Dated: November 15, 1999

                                 EXHIBIT INDEX


 Number                   Description
 ------                   -----------


  10.1 Amendment, dated October 19, 1999, to the Registration Rights Agreement dated as of May 16, 1999 and amended on July 23, 1999, by and among Synetic, Inc., Michael
                          A. Singer, John H. Kang and Richard W. Merlich.

  27                      Financial Data Schedule