Form 10-Q
period 1999-12-31
MEDICAL MANAGER CORP/NEW/
filed 2000-02-11
CIK 850436

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding at February 4, 2000 was 35,353,397.





================================================================================

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES

                                      Index
                                      -----

                                                                            Page
                                                                            ----

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets --
                     December 31, 1999 and June 30, 1999                       3

                    Consolidated Statements of Operations --
                     Three and Six Months Ended December 31, 1999 and 1998     5

                    Consolidated Statements of Cash Flows --
                     Six Months Ended December 31, 1999 and 1998               6

                    Notes to Consolidated Financial Statements                 7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             16

          Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk                                              19

Part II.  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds                 20

          Item 6.   Exhibits and Reports on Form 8-K                          21

                Disclosure Regarding Forward Looking Information

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company, CareInsite, Medical Manager Health Systems, Porex, or the Company's management, or the management of any of the Company's businesses, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the feasibility of developing commercially profitable Internet healthcare services; the effect of economic conditions; user acceptance; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the effect of government regulation of the Internet on healthcare e-commerce services; outcome of litigation and other risks described elsewhere herein including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below and in the Company's Current Report on Form 8-K dated January 25, 2000, which was filed in connection with the Company's merger with Medical Manager Health Systems, Inc. (formerly Medical Manager Corporation). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                                       December 31,             June 30,
                                                                          1999                    1999
                                                                       -----------             ---------
CURRENT ASSETS:
   Cash and cash equivalents....................................        $ 100,564              $ 152,899
   Marketable securities........................................           45,270                 55,345
   Accounts receivable, net of allowances for doubtful
     accounts and sales returns of $3,467 and $4,107 at
     December 31, 1999 and June 30, 1999, respectively                     58,934                 52,363
   Inventories .................................................           17,527                 15,807
   Other current assets.........................................           35,782                 23,891
                                                                        ----------             ---------
     Total current assets.......................................          258,077                300,305
                                                                        ----------             ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements........................................            3,558                  3,563
   Building and improvements  ..................................           21,232                 20,888
   Machinery and equipment......................................           64,474                 60,415
   Furniture and fixtures.......................................            6,900                  6,050
   Construction in progress.....................................           11,515                  5,031
                                                                        ---------              ---------
    Property, plant and equipment, gross........................          107,679                 95,947
   Less: accumulated depreciation...............................          (42,618)               (37,811)
                                                                        ---------              ---------
     Property, plant and equipment, net.........................           65,061                 58,136
                                                                        ---------              ---------

OTHER ASSETS:
   Marketable securities........................................          294,578                241,447
   Capitalized software development costs, net of accumulated amortization of $523 and $0 at December 31, 1999 and
      June 30, 1999, respectively...............................           30,807                 31,330
   Goodwill and other intangible assets,
     net of accumulated amortization of $13,386 and $8,535 at
     December 31, 1999 and June 30, 1999, respectively                    189,804                170,578
   Other........................................................           11,061                  7,035
                                                                        ---------              ---------
     Total other assets.........................................          526,250                450,390
                                                                        ---------              ---------
                                                                        $ 849,388              $ 808,831
                                                                        =========              =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,       June 30,
                                                                                   1999            1999
                                                                               ------------     ----------
CURRENT LIABILITIES:
   Notes payable.......................................................        $   3,003        $    2,649
   Accounts payable....................................................            9,682            12,172
   Accrued liabilities and other.......................................           38,398            31,732
   Customer deposits and deferred maintenance revenue..................           12,818            12,316
   Income taxes payable................................................           11,725             5,899
                                                                               ---------        ----------
     Total current liabilities.........................................           75,626            64,768
                                                                               ---------        ----------

LONG-TERM DEBT, LESS CURRENT PORTION...................................          168,175           168,996
                                                                               ---------        ----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY...........................           69,344            57,205
                                                                               ---------        ----------

OTHER LIABILITIES......................................................           33,382            33,382
                                                                               ---------        ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; none issued.........................                -                 -
   Common stock, $.01 par value; 300,000,000 shares
     authorized;40,517,273 and 40,239,031 shares issued;
     35,248,810 and 34,970,568 shares issued and outstanding
     at December 31, 1999 and June 30, 1999, respectively                            405               401
   Paid-in capital.....................................................          469,382           455,199
   Retained earnings...................................................           73,046            68,088
   Treasury stock, at cost; 5,268,463 shares at
     December 31, 1999 and at June 30, 1999............................          (38,287)          (38,287)
   Accumulated other comprehensive loss................................           (1,685)             (921)
                                                                               ---------         ---------
     Total stockholders' equity........................................          502,861           484,480
                                                                               ---------         ---------
                                                                               $ 849,388         $ 808,831
                                                                               =========         =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Six Months Ended December 31, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)



                                                     Three Months Ended               Six Months Ended
                                                         December 31,                   December 31,
                                                    -----------------------       -----------------------
                                                      1999           1998           1999           1998
                                                     ------         ------         ------         ------

Net revenues....................................... $ 79,932       $ 65,056       $159,295       $126,107

Costs and expenses:
  Cost of revenues.................................   40,810         30,844         81,047         60,550
  Selling, general and administrative..............   27,359         19,628         51,120         37,423
  Research and development.........................    7,112          6,784         12,545          9,028
  Minority interest in CareInsite..................    3,814              -          1,787              -
  Net gain on sale of investments..................  (24,887)             -        (24,887)             -
  Litigation expenses..............................      450          2,366          1,100          2,366
  Merger and related expenses......................        -              -         17,991              -
  Depreciation and amortization....................    5,970          3,370         11,365          6,526
  Interest and other income........................   (6,510)        (5,059)       (13,489)       (10,199)
  Interest expense.................................    2,328          2,163          4,610          4,330
                                                    --------       --------       --------       --------
                                                      56,446         60,096        143,189        110,024
                                                    --------       --------       --------       --------

Income before provision for income taxes ..........   23,486          4,960         16,106         16,083

Provision for income taxes.........................    6,041          2,127          8,895          6,576
                                                    --------       --------       --------       --------

Net income......................................... $ 17,445       $  2,833       $  7,211       $  9,507
                                                    ========       ========       ========       ========

Net income per share - basic:
   Net income per share............................ $   0.50       $   0.09       $   0.21       $   0.29
                                                    ========       ========       ========       ========
   Weighted average shares outstanding.............   35,159         32,761         35,096         32,594
                                                    ========       ========       ========       ========

Net income per share - diluted:
   Net income per share............................ $   0.43       $   0.08       $   0.18       $   0.27
                                                    ========       ========       ========       ========
   Weighted average shares outstanding.............   38,677         35,257         38,724         35,223
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

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Six Months Ended
                                                                                          December 31 ,
                                                                                   --------------------------
                                                                                      1999             1998
                                                                                     ------           ------

Cash flows (used in) provided by operating activities:
   Net income...................................................................   $  7,211         $  9,507
   Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
         Net gain on sale of investments .......................................    (24,887)               -
         Depreciation and amortization..........................................     11,365            6,526
         Write-off of capitalized software costs................................          -            2,381
         Minority interest in net income of consolidated subsidiary.............      1,787                -
         Net loss from investment in unconsolidated affiliate...................        895                -
   Changes in operating assets and liabilities:
         Accounts receivable, net...............................................     (5,363)          (5,050)
         Inventories............................................................     (1,186)            (864)
         Other assets...........................................................    (17,929)           5,342
         Accounts and notes payable.............................................     (3,733)            (725)
         Accrued liabilities and other..........................................      5,577              770
         Income taxes payable...................................................      5,806            2,210
         Customer deposits and deferred maintenance revenue.....................     (2,150)          (1,547)
                                                                                   --------         --------
             Net cash (used in) provided by operating activities................    (22,607)          18,550
                                                                                   --------         --------

Cash flows used in investing activities:
   Maturities and redemptions of marketable securities..........................     22,123            3,515
   Purchases of marketable securities...........................................    (89,460)          (3,538)
   Capitalized software.........................................................          -           (7,763)
   Capital expenditures.........................................................    (13,330)          (6,921)
   Proceeds from sale of investment.............................................     50,394                -
   Net cash paid for acquired businesses........................................    (15,784)         (33,354)
                                                                                   --------         --------
             Net cash used in investing activities..............................    (46,057)         (48,061)
                                                                                   --------         --------

Cash flows provided by financing activities:
   Proceeds from exercises of stock options, warrants and 401(k)
     issuances, including related tax benefits..................................      9,286            1,098
   Proceeds from CareInsite's sale of convertible redeemable preferred stock....     10,000                -
   Repayments of long-term debt.................................................       (801)               -
   Purchases of treasury stock .................................................     (2,156)            (364)
                                                                                   --------         --------
         Net cash provided by financing activities..............................     16,329              734
                                                                                   --------         --------

Net decrease in cash and cash equivalents.......................................    (52,335)         (28,777)
Cash and cash equivalents, beginning of period..................................    152,899          136,405
                                                                                   --------         --------
Cash and cash equivalents, end of period........................................   $100,564         $107,628
                                                                                   ========         ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Financial statement presentation:

         The accompanying unaudited consolidated financial statements of Medical Manager Corporation and subsidiaries ("Medical Manager" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all the adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the reported interim periods. For further information refer to the consolidated historical financial statements for the years ended June 30, 1999, 1998 and 1997 and notes thereto included in the Company's Current Report on Form 8-K, dated January 25, 2000, which was filed in connection with the Company's merger with Medical Manager Health Systems, Inc. (formerly Medical Manager Corporation).

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

         Pooling-of-Interests Transactions - -

         During the three months ended September 30, 1999, the Company acquired the following resellers of the Medical Manager Software: Computer Business Solutions, Inc. based in Indianapolis, Indiana and Modern Business Machines, Inc. based in Chadron, Nebraska. The Company also acquired LaPook Lear Systems, Inc. located in New York, New York (the "First Quarter Acquired Companies"). The aggregate consideration paid for the First Quarter Acquired Companies was 98,390 shares of the Company's common stock.

         The acquisitions of the First Quarter Acquired Companies were accounted for using the pooling-of-interests method of accounting. The Company's results of operations and cash flows for the six months ended December 31, 1999 reflect the results of operations and cash flows of the First Quarter Acquired Companies as if they were acquired as of July 1, 1999. Prior periods have not been restated as the combined results would not be materially different from the results as previously presented.

         During the three months ended December 31, 1999, the Company executed and closed agreements to acquire the following companies: Clinical Management Solutions, Inc. based in Norcross, Georgia; MicroSense, Inc. based in

Springfield, Missouri; Resource America, Inc. based in Louisville, Kentucky; Service Dimensions, Inc. based in Overland Park, Kansas; Terry Kidd, Inc., d/b/a TKI Computer Services based in Benton, Arkansas; and PSI Computer Systems based in Highland, California (the "Second Quarter Acquired Companies"). The aggregate consideration paid for the Second Quarter Acquired Companies was 125,486 shares of the Company's common stock.

         The acquisitions of the Second Quarter Acquired Companies were accounted for using the pooling-of-interests method of accounting. The financial statements reflect the historical operations of the Company for all periods prior to the business combinations, and have been retroactively restated to include the financial position, results of operations and cash flows of the Second Quarter Acquired Companies.

         Purchase Business Combinations--

         During the six months ended December 31, 1999, the Company executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of the following companies (the "Purchased Companies"):

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

Mooney Edward Enterprises, Inc.
d/b/a Medical Information Systems, Inc.          July 28, 1999                      Pensacola, Florida

Turnkey Business Systems, Inc.                   September 23, 1999                 Nashville, Tennessee

Intellex Medical Manager Systems, Inc.           September 24, 1999                 Ft. Myers, Florida

Abacus Data Systems, Inc.                        September 27, 1999                 Elkhart, Indiana

Health-Net Services of WA & AK, Inc.             October 12, 1999                   Eagle River, Alaska

Mupor LTD                                        November 18, 1999                  Scotland, United Kingdom

Micro Edge, Inc.                                 December 16, 1999                  Stamford, Connecticut

         The Purchased Companies were accounted for using the purchase method of accounting. The aggregate consideration paid for the Purchased Companies was $16,370,000 in cash and 78,663 shares of the Company's common stock. The results of the Purchased Companies are reflected from their respective acquisition dates. The impact of the Purchased Companies on revenue, net income and earnings per share is not significant. Pro forma information has not been presented as the pro forma results would not be materially different from the results as presented.

         For the three months ended September 30, 1999, the Company recorded $17,991,000 of acquisition and related expenses primarily related to the acquisition of MMHS. The major components of this charge are as follows:
$10,567,000 of transaction costs such as financial advisory fees, professional fees and printing fees; $5,718,000 of amounts vested, as a result of the acquisition, under certain MMHS employment agreements; $1,259,000 of acquisition related severance costs attributable to employees terminated or notified of termination as of September 30, 1999; and $447,000 of other related expenses.

         On December 7, 1999 the Company signed an agreement to acquire substantially all of the operating assets of Physician Computer Network, Inc. for a purchase price of $53 million plus the assumption of certain liabilities. The purchase price, consisting of $15.5 million in cash and $37.5 million in stock, is subject to adjustment based on the net liabilities assumed at the time of closing. Consummation of the acquisition is subject to confirmation of a plan of reorganization and certain other customary closing conditions. If consummated, the acquisition will be accounted for using the purchase method of accounting. This transaction will be considered a taxable transaction for federal, state and local income tax purposes.

(3)       Inventories:

         Inventories consisted of the following (in thousands):

                                                       December 31,     June 30,
                                                          1999           1999
                                                       -----------   -----------
                                                       (unaudited)
         Raw materials and supplies................      $ 5,662       $  4,645
         Work-in-process...........................        2,247          1,600
         Finished goods............................        7,462          6,515
         Peripheral computer equipment.............        2,156          3,047
                                                         -------        -------
                                                         $17,527        $15,807
                                                         =======        =======

(4)      Marketable securities:

         Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, net of unamortized premium or discount. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At December 31, 1999, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes. Of the investments at December 31, 1999, $94,190,000 were debt securities classified as available-for-sale. Unrealized losses on these securities were $445,000 at December 31, 1999 and gross unrealized gains on marketable debt securities classified as available-for-sale were $278,000 at June 30, 1999.

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

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                 Three Months Ended        Six Months Ended
                                                                    December 31,             December 31,
                                                                -------------------      -------------------
                                                                1999           1998      1999           1998
                                                                ----           ----      ----           ----
                                                                    (unaudited)              (unaudited)
         Net income                                             $17,445     $ 2,833      $ 7,211     $ 9,507
         Impact of CareInsite dilutive securities                  (674)          -          (92)          -
                                                                -------     -------      -------     -------
         Net income for diluted earnings per share              $16,771     $ 2,833      $ 7,119     $ 9,507
                                                                =======     =======      =======     =======

         Weighted average shares outstanding (basic)             35,159      32,761       35,096      32,594
         Common stock equivalents(a)                              3,518       2,496        3,628       2,629
                                                                -------     -------      -------     -------
         Weighted average shares outstanding
           assuming dilution (diluted)                           38,677      35,257       38,724      35,223
                                                                =======     =======      =======     =======

         -----------------------------------------------
         (a) Issuable primarily under stock option plans

(6)    Supplemental cash flow information:

                                                                Six Months Ended
                                                                  December 31,
                                                                ----------------
                                                                1999        1998
                                                                ----        ----
                                                                 (in thousands)
                                                                  (unaudited)

         Cash paid during the periods for:
             Interest.........................................  $4,245    $4,197
             Income taxes.....................................   3,348     4,559

         Noncash activity:
                 Issuance of Warrants by CareInsite...........     555         -


(7)     Accumulated other comprehensive income:

          Comprehensive income amounted to $16,828,000 and $2,749,000 for the three months ended December 31, 1999 and 1998, respectively. Comprehensive income amounted to $6,447,000 and $9,296,000 for the six months ended December 31, 1999 and 1998, respectively. The elements of accumulated other comprehensive loss for the Company arise as a result of the change in foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities.

(8)      America Online agreement:

         In September 1999, CareInsite entered into a strategic alliance with America Online, Inc. ("AOL") for CareInsite to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, CareInsite and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years, subject to termination by AOL under certain conditions. Through this arrangement, AOL Members will have access to CareInsite's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan-approved prescriptions, view lab results, review claims status, receive explanations of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. CareInsite and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, CareInsite has agreed to make $30,000,000 of guaranteed payments to AOL over three years. CareInsite made the first payment of $10,000,000 in September 1999.

         CareInsite also entered into a four year agreement with Netscape Communications Corporation ("Netscape") under which CareInsite acquired a nonexclusive and nontransferable right and license for the use of an unlimited quantity of the Netscape and Sun Microsystems software offered via the Sun Microsystems-Netscape Alliance. The cost of the products was $3,750,000, with a maintenance fee of $750,000 in the initial year, and an option to purchase maintenance at $1,000,000 per year in the second, third and fourth years of the agreement.

         Under a separate agreement entered into in September 1999, AOL purchased 100 shares of newly issued CareInsite Series A Convertible Redeemable Preferred Stock ("CareInsite Preferred Stock") at a price of $100,000 per share, or $10 million of CareInsite Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of CareInsite Preferred Stock in September 2000 at the same price ("CareInsite Preferred Option"). At the option of AOL, in March 2002, the CareInsite Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of CareInsite's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of CareInsite's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of CareInsite Preferred Stock it purchased in September 1999, it would receive 203,046 shares of CareInsite's common stock and a warrant exercisable into an additional 203,406 shares at a price of $49.25 per share. Prior to March 2002, AOL has the right to require CareInsite to redeem the CareInsite Preferred Stock in whole at $100,000 per share in the event of a change in control of CareInsite. The CareInsite Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the CareInsite Preferred Stock unless CareInsite declares a dividend on its common stock.

         The proceeds received of $10,000,000 were allocated based on the relative fair values of the CareInsite Preferred Stock and the CareInsite Preferred Option, as determined by management. Accordingly, $7,608,000 was allocated to the CareInsite Preferred Stock and $2,392,000 was allocated to the CareInsite Preferred Option. Additionally, as the CareInsite Preferred Stock is convertible into equity securities with a value in excess of $10,000,000 (the "beneficial conversion feature"), a portion of the proceeds has been allocated to the beneficial conversion feature and is reflected as a discount to the CareInsite Preferred Stock. The value of the beneficial conversion feature, as determined by management, was $5,268,000. The discount is being amortized through March 2002 using the effective interest method and is reflected in minority interest in net loss of consolidated subsidiary in the accompanying statement of operations. The CareInsite Preferred Stock and CareInsite Preferred Option are classified as a component of minority interest in the accompanying balance sheets.

(9)      Commitments and contingencies:

         Legal proceedings--

         In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

         On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, CareInsite, Martin J. Wygod, Chairman of the Company and CareInsite, and three officers and/or directors of the Company and CareInsite, Paul C. Suthern, Roger C. Holstein and Charles A. Mele. The plaintiffs assert that the Company, CareInsite and the individual defendants are in violation of certain non-competition, non-solicitation and other agreements with Merck and Merck-Medco, and seek to enjoin the Company and them from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. The Medical Manager and Mr. Wygod's agreements expired in May 1999. Mr. Suthern's agreement expired in December 1999. Mr. Mele's and Mr. Holstein's agreements expire in March 2000 and September 2002, respectively.

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

         The Company has recorded $450,000 and $1,100,000 in litigation costs associated with the Merck and Merck-Medco litigation for the three and six months ended December 31, 1999, respectively.

         Porex Technologies Corp. has been named in a number of actions brought by recipients of silicone mammary implants. Certain of the actions against Porex have been dismissed or settled by the manufacturer of the implants or insurance carriers of Porex without material cost to Porex. The Company believes its insurance coverage provides adequate coverage against liabilities that could arise from actions or claims arising out of Porex's distribution of silicone mammary implants.

         A class action lawsuit was brought against the Company alleging Year 2000 issues regarding the Medical Manager software in versions prior to Version
9.0. Seven additional lawsuits were also brought against the Company, each purporting to sue on behalf of those similarly situated and raising essentially the same issues. In March 1999, the Company entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The other two cases were subsequently settled. The settlement created a settlement class of all purchasers of Version 7 and 8 and upgrades to Version 9 of the Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these versions of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software in addition to the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provided that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the Company to make a cash payment of $1,455,000. Pursuant to the settlement, the Company was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Version 7 and 8 except 29 users who opted-out of the class settlement.

         A lawsuit was filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of the Company's issuance of allegedly materially false and misleading statements covering its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The lawsuit was dismissed by the court on December 17, 1999, and is currently on appeal to the Eleventh Circuit Court of Appeals. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

(10)     Segment reporting:

         The Company's operations have been classified into three operating segments: physician practice management information systems, plastics and filtration technologies and healthcare electronic commerce. The Company, through its wholly-owned subsidiary, MMHS, is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. The Company, through its wholly-owned Porex subsidiaries, designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications. Through its majority owned subsidiary CareInsite, the Company is in the process of developing and deploying an Internet-based healthcare electronic commerce, or e-commerce, network that links physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants.

         The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. The Company evaluates the performance of its operating segments based on pre-tax income. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                Physician
                                                 Practice
                                                Management         Plastics &       Healthcare
                                               Information         Filtration       Electronic     Corporate
Three months ended December 31, 1999             Systems          Technologies       Commerce      and Other      Total
------------------------------------           ------------       ------------      ----------     ---------     --------
Net revenues...........................           $  48,425          $ 30,006        $  1,501       $      -     $ 79,932

Cost of revenues.......................              26,113            13,729             968              -       40,810

Selling, general and administrative....              10,930             6,107           8,397          1,925       27,359

Research and development...............               1,638               696           4,778              -        7,112

Minority interest in CareInsite........                   -                 -           3,814              -        3,814

Litigation costs.......................                   -                 -             450              -          450

Merger expenses........................                   -                 -               -              -            -
                                                  ---------          --------        --------       --------     --------
Earnings (loss) before interest, taxes,
  depreciation and amortization........               9,744             9,474         (16,906)        (1,925)         387

Depreciation and amortization..........              (1,854)           (2,569)         (1,512)           (35)      (5,970)

Gain/(loss) on sale of investments.....                (624)                 -         25,511              -       24,887


Interest income, net...................                 352               496           1,588          1,746        4,182
                                                  ---------          --------        --------       --------     --------
Income/(loss) before income taxes                 $   7,618          $  7,401        $  8,681       $   (214)    $ 23,486
                                                  =========          ========        ========       ========     ========








Three months ended December 31, 1998
------------------------------------

Net revenues...........................           $  41,941          $ 23,115        $      -       $      -     $ 65,056

Cost of revenues.......................              20,945             9,899               -              -       30,844

Selling, general and administrative                  12,360             4,608           1,181          1,479       19,628

Research and development...............               1,140               464           5,180              -        6,784

Litigation costs ......................               2,366                 -               -              -        2,366
                                                  ---------          --------        --------       --------     --------
Earnings (loss) before interest, taxes,
  depreciation and amortization........               5,130             8,144          (6,361)        (1,479)       5,434

Depreciation and amortization..........              (1,184)           (1,723)           (435)           (28)      (3,370)

Interest income, net...................                 541               398              47          1,910        2,896
                                                  ---------          --------        --------       --------     --------
Income/(loss) before income taxes......           $   4,487          $  6,819        $ (6,749)      $    403     $  4,960
                                                  =========          ========        ========       ========     ========

                                                Physician
                                                 Practice
                                                Management         Plastics &       Healthcare
                                               Information         Filtration       Electronic     Corporate
Six months ended December 31, 1999               Systems          Technologies       Commerce      and Other      Total
----------------------------------             ------------       ------------      ----------     ---------     --------
Net revenues...........................           $  96,482          $ 59,655        $  3,158       $      -     $159,295

Cost of revenues.......................              51,754            27,194           2,099              -       81,047

Selling, general and administrative....              22,447            12,152          12,865          3,656       51,120

Research and development...............               3,244             1,400           7,901              -       12,545

Minority interest in CareInsite........                   -                 -           1,787              -        1,787

Litigation costs.......................                   -                 -           1,100              -        1,100

Merger expenses........................              14,855                 -               -          3,136       17,991
                                                  ---------          --------        --------       --------     --------

Earnings (loss) before interest, taxes,
  depreciation and amortization........               4,182            18,909         (22,594)        (6,792)      (6,295)

Depreciation and amortization..........              (3,545)           (5,066)         (2,685)           (69)     (11,365)

Gain/(loss) on sale of investments.....                (624)                -          25,511              -       24,887


Interest income, net...................                 857             1,311           3,267          3,444        8,879
                                                  ---------          --------        --------       --------     --------
Income/(loss) before income taxes......           $     870          $ 15,154        $  3,499       $ (3,417)    $ 16,106
                                                  =========          ========        ========       ========     ========


Six months ended December 31, 1998
----------------------------------

Net revenues...........................           $  82,446          $ 43,661        $      -       $      -     $126,107

Cost of revenues.......................              41,003            19,547               -              -       60,550

Selling, general and administrative....              23,892             8,388           2,323          2,820       37,423

Research and development...............               2,341               999           5,688              -        9,028

Litigation costs ......................               2,366                 -               -              -        2,366
                                                  ---------          --------        --------       --------     --------
Earnings (loss) before interest, taxes,
  depreciation and amortization........              12,844            14,727          (8,011)        (2,820)      16,740

Depreciation and amortization..........              (2,153)           (3,434)           (887)           (52)      (6,526)

Interest income, net...................               1,032               686              91          4,060        5,869
                                                  ---------          --------        --------       --------     --------
Income/(loss) before income taxes......           $  11,723          $ 11,979        $ (8,807)      $  1,188     $ 16,083
                                                  =========          ========        ========       ========     ========

(11)       Subsequent events:

           THINC Acquisition -

           In January 2000, CareInsite acquired the remaining 80% equity interest in The Health Information Network Connection ("THINC") owned by Empire Blue Cross and Blue Shield, Group Health Incorporated, HIP Health Plans and Greater New York Hospital Association ("THINC's founding members") in a stock transaction valued at approximately $45,000,000. The acquisition will be accounted for using the purchase method of accounting. Concurrently with the acquisition, warrants to purchase an aggregate 3,247,294 shares of CareInsite's common stock, which represented the THINC founding members' interest in the warrants issued by CareInsite to THINC in January 1999, were distributed to the THINC founding members. Immediately following this transaction the THINC founding members exercised their warrants in full. All shares including those issued upon the exercise of the warrants are subject to certain restrictions on transfer. Simultaneously, CareInsite acquired Cerner Corporation's ("Cerner") 2% non-voting ownership interest in THINC for a note payable of $2,735,000. As a result of the exercise by the THINC founding members of their warrants, Cerner has a warrant to purchase 806,756 shares of CareInsite common stock at an exercise price of $4.00 per share.

           Subordinated Debentures -

         On January 31, 2000, the Company called for redemption on February 15, 2000, the entire $159,388,000 aggregate principal amount of its outstanding 5% Convertible Subordinated Debentures due 2007. As an alternative to redemption, the outstanding debentures are convertible into the Company's common stock at the rate of approximately 16.667 shares of common stock per $1,000 principal amount of debentures, with cash to be paid in lieu of any fractional shares, for debentures surrendered on or prior to February 14, 2000. Debentures not properly submitted for conversion by February 14, 2000, or not tendered for redemption by February 15, 2000 will be redeemed at a redemption price of $1,053.57 per $1,000 principal amount of debentures including accrued interest. Arrangements have been made with Warburg Dillon Read LLC to purchase from the Company the number of shares of common stock that otherwise would have been issuable upon conversion of the $159,388,000 aggregate principal amount of debentures that are either (i) duly surrendered for redemption or (ii) not duly surrendered for conversion by February 14, 2000 or for redemption by February 15, 2000 by persons other than Warburg Dillon Read LLC.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

           On July 23, 1999 Medical Manager Corporation (the "Company") (formerly known as Synetic, Inc.) acquired all of the outstanding stock of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation) ("MMHS") in exchange for 14,109,455 newly issued shares of Medical Manager Corporation common stock. In connection with the acquisition, Synetic, Inc. changed its name to Medical Manager Corporation. The acquisition has been accounted for as a tax-free pooling-of-interests. The Company's consolidated financial statements have been restated to reflect the merger with MMHS. Accordingly, management's discussion and analysis of financial condition and results of operations reflect the historical operation of Medical Manager Corporation, restated to reflect the acquisition of MMHS for all periods presented. As discussed below, the Company has recorded a charge for the merger and other related costs.

Consolidated Results of Operations

           The Company's consolidated net revenues for the three and six months ended December 31, 1999 increased 22.9% and 26.3%, respectively, from the comparable prior year periods. Net revenues for the three and six months ended December 31, 1999 at MMHS increased 15.5% and 17.0%, respectively, to $48,425,000 and $96,482,000 from $41,941,000 and $82,446,000 in the comparable prior year periods. MMHS' increase in net revenues for the three and six months ended December 31, 1999 includes revenues from purchased companies acquired from September 1, 1998 through December 16, 1999, for which there were no revenues in the comparable prior year periods, offset by fewer sales by MMHS' enterprise business group, which are typically larger high margin sales made to larger national and regional clients ("EBG Sales"). Excluding the impact of these acquisitions and EBG Sales, revenues increased $3,181,000 or 8.1% and $6,935,000 or 9.0%, respectively. These increases were due primarily to increases in MMHS' network service revenues and new system sales and upgrades to version 9.0 of the Medical Manager software. Net revenues for the three and six months ended December 31, 1999 at Porex increased 29.8% and 36.6%, respectively, to $30,006,000 and $59,655,000 from $23,115,000 and $43,661,000 in comparable prior year periods. Included in these increases are revenues from Porex Bio Products, Inc. (formerly known as Point Plastics, Inc.), Porex Medical Products, Inc. (formerly known as The KippGroup) and Mupor LTD, which were acquired on July 21, 1998, January 22, 1999 and November 18, 1999, respectively. Excluding the impact of these acquisitions, revenues for the three and six months ended December 31, 1999 remained constant versus the comparable prior year periods. Revenues for CareInsite for the three and six months ended December 31, 1999 were $1,501,000 and $3,158,000, respectively. Of these revenues, $696,000 and $1,573,000, respectively, were service revenues from the management services provided to THINC. As a result of CareInsite's January 2000 acquisition of THINC, CareInsite will no longer generate management service revenue related to services provided to THINC. There were no revenues at CareInsite in the comparable prior year periods.

         The Company's consolidated cost of revenues as a percentage of revenues for the three and six months ended December 31, 1999 increased to 51.1% and 50.9%, respectively, from 47.4% and 48.0% in the comparable prior year periods. Cost of revenues as a percentage of revenues at MMHS for the three and six months ended December 31, 1999 increased to 53.9% and 53.6%, respectively, from 49.9% and 49.7% in the comparable prior year periods. The increase relates to fewer high margin EBG Sales and to a lesser extent, certain purchased companies which experienced lower margins than historically reflected by MMHS. Cost of revenues as a percentage of revenues for the three and six months ended December 31, 1999 at Porex increased to 45.8% and 45.6%, respectively, from 42.8% and 44.8% in the comparable prior year periods. The operations of The KippGroup, which have lower margin sales, accounted for substantially all of the increase. Cost of revenues at CareInsite were $968,000 and $2,099,000 for the three and six months ended December 31, 1999, of which $696,000 and $1,573,000, respectively, were cost of services to affiliates, consisting primarily of employee and related expenses for those employees supporting the THINC business.

           The Company's consolidated selling general and administrative expenses for the three and six months ended

December 31, 1999 increased to 34.2% and 32.1% of net revenues, respectively, from 30.2% and 29.7% of net revenues in the comparable prior year periods. Selling general and administrative expenses at MMHS decreased to 22.6% and 23.3% of net revenues for the three and six months ended December 31, 1999, from 29.5% and 29.0% in the comparable prior year periods. This decrease is principally due to increased sales, which were not proportionately offset by expenses, since these expenses do not vary directly with sales. Selling general and administrative expenses at Porex increased to 20.4% of net revenues for the three and six months ended December 31, 1999, from 19.9% and 19.2% of net revenues in the comparable prior year periods. The increase over the prior year is a result of an overall increase in marketing efforts at Porex, including additional marketing personnel and increased advertising and trade show activities. Selling, general and administrative expenses at CareInsite for the three and six months ended December 31, 1999 increased $7,216,000 and $10,542,000 over the comparable prior year periods. The increase is primarily due to marketing expenses related to the AOL agreement for which there were no comparable amounts in the prior year periods, increased salaries and benefits due to increased staffing, increased promotional expenses and continued business development efforts to develop the CareInsite business.

           The Company's consolidated research and development expenses for the three and six months ended December 31, 1999 increased $328,000 and $3,517,000 over the comparable prior year periods. Excluding the impact of (i) a $2,381,000 charge recorded by CareInsite related to the write-off of software and (ii) the capitalization by CareInsite of $2,366,000 of internal research and development expenditures during the six months ended December 31, 1998, consolidated research and development expenses for the three and six months ended December 31, 1999 increased $2,709,000 and $3,532,000 over the comparable prior year periods. The increase is principally due to the continued development of CareInsite's physician portal, software products and data centers. Also contributing to the increase were development projects at MMHS regarding future versions of the Medical Manager software with graphical user interfaces and relational database technologies, along with web-based access and services.

           For the three and six months ended December 31, 1999, the Company recorded a net gain of $24,887,000 primarily related to the sale by CareInsite of common stock of a publicly held company. These shares were acquired through the conversion of its $2,000,000 investment in Series B Preferred Stock of a privately held company, which was subsequently merged into this publicly held company.

           The Company recorded $450,000 and $1,100,000 in litigation charges for the three and six months ended December 31, 1999, related to its ongoing defense against assertions that it violated certain agreements with Merck and Co., Inc. and Merck-Medco Managed Care, L.L.C. For the three and six months ended December 31, 1998, MMHS recorded $2,366,000 in litigation charges related to the settlement of six lawsuits brought against the Company alleging Year 2000 issues with previous versions of The Medical Manager software.

           For the six months ended December 31, 1999, the Company recorded $17,991,000 of merger and related expenses primarily related to the merger with MMHS. The major components of this charge are as follows: $10,567,000 of transaction costs such as financial advisory fees, professional fees and printing fees; $5,718,000 of amounts vested, as a result of the merger, under certain MMHS employment agreements; $1,259,000 of merger related severance costs attributable to employees terminated or notified of termination as of December 31, 1999; and $447,000 of other related expenses.

           The Company's consolidated depreciation and amortization increased $2,600,000 and $4,839,000 for the three and six months ended December 31, 1999 over the comparable prior year periods, primarily related to the acquisitions of Porex Medical Products, Inc. and resellers acquired at MMHS through purchase business combinations, for which there were no amounts in the comparable prior year period, and the amortization related to CareInsite's capitalized software costs and certain contracts and other intangibles.

           The Company's consolidated interest and other income, net of interest expense, increased by $1,286,000 and $3,010,000 for the three and six months ended December 31, 1999, over the comparable prior year periods. This increase was primarily due to increased investments from funds raised as a result of CareInsite's initial public offering and interest income on the funds generated by the sale of CareInsite's investment.

           The Company's effective tax rate was impacted by (1) the results of operations at CareInsite which are no longer included in the Company's consolidated federal income tax return as well as (2) a significant portion of the merger expenses which are not deductible for federal or state income tax purposes. Excluding the impact of these items, the Company's effective tax rate for the three and six months ended December 31, 1999 was 40.8% and 39.3% versus 42.9% and 40.9% for the comparable prior year periods.

Capital Resources and Liquidity

           As of December 31, 1999, the Company had $100,564,000 of cash and cash equivalents and $339,848,000 of marketable securities. At December 31, 1999, the Company's marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes.

           Net cash used in operating activities for the six months ended December 31, 1999 was $22,607,000, an increase of $41,157,000 from the comparable prior year period. This increase was primarily related to the merger expenses for the merger with MMHS, as well as higher expenditures related to the development of CareInsite.

           Net cash used in investing activities was $46,057,000 for the six months ended December 31, 1999, reflecting purchases of marketable securities, net of maturities and redemptions as well as the net cash paid for the businesses acquired and capital expenditures during the past six months.

           Net cash provided by financing activities was $16,329,000 for the six months ended December 31, 1999, primarily a result of the issuance of convertible redeemable preferred stock ("Preferred Stock") by CareInsite. The funds generated from financing activities are reinvested in existing businesses and are used to fund capital expenditures.

           On January 31, 2000, the Company called for redemption on February 15, 2000, the entire $159,388,000 aggregate principal amount of its outstanding 5% Convertible Subordinated Debentures due 2007. As an alternative to redemption, the outstanding debentures are convertible into the Company's common stock at the rate of approximately 16.667 shares of common stock per $1,000 principal amount of debentures, with cash to be paid in lieu of any fractional shares, for debentures surrendered on or prior to February 14, 2000. Debentures not properly submitted for conversion by February 14, 2000, or not tendered for redemption by February 15, 2000 will be redeemed at a redemption price of $1,053.57 per $1,000 principal amount of debentures including accrued interest. Arrangements have been made with Warburg Dillon Read LLC to purchase from the Company the number of shares of common stock that otherwise would have been issuable upon conversion of the $159,388,000 aggregate principal amount of debentures that are either (i) duly surrendered for redemption or (ii) not duly surrendered for conversion by February 14, 2000 or for redemption by February 15, 2000 by persons other than Warburg Dillon Read LLC.

         As a result of the continuing efforts in developing the Company's healthcare electronic commerce business, CareInsite has incurred substantial operating losses since its inception and there can be no assurance that it will generate significant revenues or profitability in the future. CareInsite intends to significantly increase its expenditures primarily in the areas of development, sales and marketing, data center operations and customer support. Accordingly, CareInsite expects to continue to incur substantial operating losses for at least the next two fiscal years.

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

         Under the terms of the strategic alliance and agreement with AOL, CareInsite is required to make guaranteed payments of $10,000,000 in August 2000 and $10,000,000 in August 2001.

Year 2000 Update

           Many currently installed computer systems and software products are coded to accept or recognize only two digit entries for the year in the date code field. This problem is often referred to as the "Year 2000 problem". These systems and software products need to accept four digit year entries to distinguish 21st century dates from 20th century dates. Though the Company did not experience any Year 2000 problems on January 1, 2000, additional Year 2000 problems may become evident after that date.

         The Company believes that the systems of its CareInsite, MMHS, and Porex businesses are Year 2000 compliant and, to date, those systems have not experienced any Year 2000 problems. Although each of the Company's businesses continues to have contingency plans in place for operational problems which may arise as a result of a Year 2000 problem, we cannot assure you that Year 2000 issues will not potentially pose significant operational problems or have a material adverse effect on the Company's business, financial condition and results of operations in the future.

         To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company does not expect its future costs related to Year 2000 to be material.

         The Company is not aware of any material Year 2000 problems encountered by suppliers or customers of the Company's businesses to date but has not yet obtained confirmations from such suppliers and customers that they did not experience Year 2000 problems. Accordingly, the Company cannot determine whether any suppliers have experienced Year 2000 problems that may impact their ability to supply the Company with equipment and services or any customers have experienced disruptions to their business. Further, the Company cannot determine the state of its suppliers' and customers' Year 2000 readiness on a going forward basis. The Company cannot be assured that the Company's suppliers and customers will be successful in ensuring that their systems have been or will be Year 2000 compliant or that their failure to do so will not have an adverse effect on the Company's business, financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The Company believes that the amount of risk as it relates to its investments, debt obligations and change in foreign exchange rates is not material to the Company's financial condition or results of operations. The Company has taken the following steps to mitigate its risks: the countries in which the Company owns assets and operates its foreign operations are politically stable; the Company does not invest in derivative financial instruments; the Company's investments consist primarily of high liquid U.S. Treasury Notes and Federal Agency Notes; the Company's debt obligations consist primarily of its 5% Convertible Subordinated Debentures due 2007 ("the Debentures"). On January 31, 2000, the Company called for redemption on February 15, 2000, the entire aggregate principal amount of the Debentures.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES

   PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds

             During the six months ended December 31, 1999 the Company issued a total of 302,539 shares of common stock, par value $.01 per share ("Common Stock") in connection with the acquisition of fourteen companies for the Company's physician practice management information systems business. The Common Stock was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The details of each such issuance are as follows:

             On July 20, 1999 the Company issued 44,408 shares of Common Stock to the shareholders of Hyperion Business Solutions ("Hyperion") in consideration for the acquisition of substantially all of the assets of Hyperion by the Company.

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

            On October 22, 1999, the Company issued 6,861 shares of Common Stock to the shareholders of Health-Net Services of WA & AK, Inc. ("Healthnet") in consideration for the acquisition of substantially all of the assets of Healthnet by the Company.

            On December 13, 1999, the Company issued 27,174 shares of Common Stock to the shareholders of Clinical Management Solutions ("CMS") in consideration for the acquisition of substantially all of the assets of CMS by the Company.

            On December 16, 1999, the Company issued 7,011 shares of Common Stock to the shareholders of Micro Edge, Inc. ("Micro Edge") in consideration for the acquisition of substantially all of the assets of Micro Edge by the Company.

            On December 23, 1999, the Company issued 30,024 shares of Common Stock to the shareholders of Resource America, Inc. ("RA") in consideration for the acquisition of substantially all of the assets of RA by the Company.

            On December 23, 1999, the Company issued 32,420 shares of Common Stock to the shareholders of Micro Sense, Inc. ("Micro Sense") in consideration for the acquisition of substantially all of the assets of Micro Sense by the Company.

            On December 23, 1999, the Company issued 19,048 shares of Common Stock to the shareholders of Service Dimensions, Inc. ("SD") in consideration for the acquisition of substantially all of the assets of SD by the Company.

            On December 28, 1999, the Company issued 5,175 shares of Common Stock to the shareholders of PSI Computer Systems ("PSI") in consideration for the acquisition of substantially all of the assets of PSI by the Company.

            On December 28, 1999, the Company issued 11,645 shares of Common Stock to the shareholders of Terry Kidd, Inc. ("TKI") in consideration for the acquisition of substantially all of the assets of TKI by the Company.


   Item 6. Exhibits and Reports on Form 8-K

     (a)       Exhibits

               Exhibit No.    Description
               -----------    -----------

               10.1* Employment Agreement, dated as of January 4, 2000, between the Company, CareInsite and Marvin P. Rich

               10.2* Amendment, dated as of December 21, 1999, to the Employment Agreement, dated as of May 16, 1999 between the Company and John H. Kang

               10.3 Asset Purchase Agreement, dated as of December 7, 1999, by and among Physician Computer Network, Inc., VERSYSS Incorporated, Wismer-Martin, Inc., Integrated Health Systems, Inc., PCN HP Venture Corp., Medical Manager Corporation and Medical Manager Health Systems, Inc., incorporated by reference to Exhibit 2 of the Current Report on Form 8-K of Physician Computer Network, Inc. dated December 10, 1999

               10.4* Secured Promissory Note dated as of December 21, 1999 between John Kang and Medical Manager Corporation

               27*            Financial Data Schedule

               *  Attached hereto

     (b) The Company filed a Current Report on Form 8-K dated December 7, 1999 regarding the Company's definitive agreement with Physician Computer Network, Inc. providing for the acquisition by the Company of substantially all of the operating assets of Physician Computer Network, Inc.

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




                                   /s/ Kirk G. Layman
                                   ------------------------------------------
                                   Kirk G. Layman
                                   Senior Vice President - Finance
                                   and Chief Accounting Officer





   Dated: February 11, 2000

                                  EXHIBIT INDEX

          Number         Description
          ------         -----------

          10.1           Employment Agreement,
                         dated as of January 4, 2000,
                         between the Company, CareInsite and Marvin P. Rich

          10.2 Amendment, dated as of December 21, 1999, to the Employment Agreement, dated as of May 16, 1999 between the Company and John H. Kang

          10.3 Asset Purchase Agreement, dated as of December 7, 1999, by and among Physician Computer Network, Inc., VERSYSS Incorporated, Wismer-Martin, Inc., Integrated Health Systems, Inc., PCN HP Venture Corp., Medical Manager Corporation and Medical Manager Health Systems, Inc., incorporated by reference to Exhibit 2 of the Current Report on Form 8-K of Physician Computer Network, Inc. dated December 10, 1999

          10.4 Secured Promissory Note dated as of December 21, 1999 between John Kang and Medical Manager Corporation


          27             Financial Data Schedule