Form 10-Q
period 2000-03-31
MEDICAL MANAGER CORP/NEW/
filed 2000-05-15
CIK 850436

--------------------------------------------------------------------------------






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The number of shares of the Registrant's Common Stock, $.01 par value, outstanding at April 28, 2000 was 40,735,254.

--------------------------------------------------------------------------------

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES

                                      Index

                                                                           Page

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                    March 31, 2000 and June 30, 1999                           3

                  Consolidated Statements of Operations --
                    Three and Nine Months Ended March 31, 2000 and 1999        5

                  Consolidated Statements of Cash Flows --
                    Nine Months Ended March 31, 2000 and 1999                  6

                  Notes to Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations               18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  23

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           24

         Item 2.  Changes in Securities and Use of Proceeds                   25

         Item 6.  Exhibits and Reports on Form 8-K                            27

                 Disclosure Regarding Forward-Looking Statements

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company, CareInsite, Medical Manager Health Systems, Porex, or the Company's management, or the management of any of the Company's businesses, are intended to identify forward- looking statements. Such statements reflect the current view of the Company with respect to future events, are not guarantees of future performance and are subject to certain risks and uncertainties. These risks and uncertainties may include: product demand and market acceptance risks; the feasibility of developing commercially profitable Internet healthcare services; the effect of economic conditions; user acceptance; success of transactions with third parties; the impact of competitive products, services and pricing; product development, commercialization and technological difficulties; the effect of government regulation of the Internet on healthcare e-commerce services; outcome of litigation; risks associated with the integration and management of acquired businesses; the ability of the Company to attract and retain qualified personnel; risks associated with the Company's pending merger with Healtheon/WebMD Corporation; and other risks described elsewhere herein including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below and in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "Company's Form 10-K") and Current Report on Form 8-K dated March 23, 2000, which was filed in connection with the Company's acquisitions of the following companies: Clinical Management Solutions, Inc., MicroSense, Inc., Resource America, Inc., Service Dimensions, Inc., Terry Kidd, Inc., d/b/a TKI Computer Services and PSI Computer Systems during the three months ended December 31, 1999. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                     ASSETS

                                                                          March 31,             June 30,
                                                                             2000                 1999
                                                                       --------------            -------

CURRENT ASSETS:

   Cash and cash equivalents....................................         $ 90,697               $154,893
   Marketable securities........................................           50,436                 55,454
   Accounts receivable, net of allowances for doubtful
     accounts and sales returns of $4,826 and $4,434 at
     March 31, 2000 and June 30, 1999, respectively.............           75,859                 55,874
   Inventories .................................................           20,041                 16,618
   Other current assets.........................................           25,516                 24,293
                                                                         --------               --------
     Total current assets.......................................          262,549                307,132
                                                                         --------               --------

PROPERTY, PLANT AND EQUIPMENT:

   Land and improvements........................................            3,630                  3,642
   Building and improvements  ..................................           23,889                 21,436
   Machinery and equipment......................................           78,233                 62,253
   Furniture and fixtures.......................................           10,871                  6,599
   Construction in progress.....................................           12,727                  5,031
                                                                         ---------              --------
    Property, plant and equipment, gross........................          129,350                 98,961
   Less: accumulated depreciation...............................          (55,558)               (39,302)
                                                                         --------               --------
     Property, plant and equipment, net.........................           73,792                 59,659
                                                                        ---------               --------

OTHER ASSETS:

   Marketable securities........................................          245,000                241,447
   Capitalized software development costs, net of accumulated
      amortization of $2,089 at March 31, 2000..................           29,241                 31,330
   Goodwill and other intangible assets,
     net of accumulated amortization of $20,204 and $8,655 at  .
     March 31, 2000 and June 30, 1999, respectively.............          434,353                171,263
   Other........................................................           16,971                  7,243
                                                                   --------------            -----------
     Total other assets.........................................          725,565                451,283
                                                                    -------------              ---------
                                                                       $1,061,906               $818,074
                                                                     ============               ========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.



                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,         June 30,
                                                                                  2000             1999
                                                                               ------------    -----------

CURRENT LIABILITIES:

   Notes payable  .....................................................       $   4,239         $    4,206
   Accounts payable....................................................          20,941             13,422
   Accrued liabilities and other.......................................          53,097             33,196
   Customer deposits and deferred maintenance revenue..................          27,741             15,250
   Income taxes payable................................................           9,477              6,123
                                                                              --------            ------
     Total current liabilities.........................................         115,495             72,197
                                                                              --------            --------

LONG-TERM DEBT, LESS CURRENT PORTION...................................          14,241            170,041
                                                                              ---------           --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY...........................         123,849             57,205
                                                                              ---------           --------

OTHER LIABILITIES......................................................          51,707             33,382
                                                                              ---------            --------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; none issued.........................               -                  -
   Common stock, $.01 par value; 300,000,000 shares
     authorized; 45,923,126 and 41,123,099 shares issued;
    40,654,663 and 35,854,636 shares issued and outstanding
     at March 31, 2000 and June 30, 1999, respectively.................             459                411
   Paid-in capital.....................................................         732,706            455,699
   Retained earnings...................................................          63,890             68,347
   Treasury stock, at cost; 5,268,463 shares at
     March 31, 2000 and at June 30, 1999...............................         (38,287)           (38,287)
   Accumulated other comprehensive loss................................          (2,154)              (921)
                                                                         --------------       ------------
     Total stockholders' equity........................................         756,614            485,249
                                                                          -------------          ---------
                                                                             $1,061,906           $818,074
                                                                            ===========           ========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.



                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended         Nine Months Ended
                                                               March 31,                March 31,
                                                     ------------------------   ------------------------
                                                      2000           1999         2000              1999
                                                     ------         ------        -----             ----

Net revenues.....................................   $ 88,401        $ 73,547   $ 264,808      $ 213,007

Costs and expenses:
  Cost of revenues...............................     46,236          37,365     135,950        105,062
  Selling, general and administrative............     34,982          22,785      93,315         65,315
  Research and development.......................     11,316           4,183      24,361         13,489
  Minority interest in CareInsite................     (7,202)           (764)     (5,416)          (764)
  Net gain on sale of investments................          -               -     (24,887)             -
  Litigation expenses............................        350           2,500       1,450          4,866
  Merger and related expenses....................          -               -      17,991              -
  Depreciation and amortization..................     14,002           3,818      25,610         10,530
  Interest and other income......................     (7,096)         (5,206)    (20,710)       (15,480)
  Interest expense...............................      1,316           2,543       6,008          6,965
                                                   ---------     -----------    --------      ---------
                                                      93,904          67,224     253,672        189,983
                                                 -----------     -----------    --------      ---------

(Loss) income before provision for income taxes..     (5,503)          6,323      11,136         23,024

Provision for income taxes.......................      3,953           2,036      12,742          8,661
                                                 -----------     -----------     -------      ---------

Net (loss) income ............................... $   (9,456)        $ 4,287    $ (1,606)      $ 14,363
                                                 ===========     ===========    ========      =========

Net (loss) income per share - basic:

   Net (loss) income per share................... $    (0.25)        $  0.12    $  (0.04)      $   0.42
                                                 ===========     ===========    ========      =========
   Weighted average shares outstanding...........     37,981          34,946      36,713         34,033
                                                 ===========     ===========    ========      =========

Net (loss) income per share - diluted:

   Net (loss) income per share................... $    (0.25)        $  0.11    $  (0.04)      $   0.39
                                                 ===========     ===========    ========      =========
   Weighted average shares outstanding...........     37,981          37,675      36,713         36,696
                                                 ===========     ===========    ========      =========


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



                                          MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)
                                                           (unaudited)

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                           2000             1999
                                                                         --------         ------

Cash flows (used in) provided by operating activities:

   Net (loss) income .................................................   $  (1,606)   $  14,363
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
         Net gain on sale of investments .............................     (24,887)        --
         Depreciation and amortization ...............................      25,610       10,530
         Write-off of equipment ......................................         540         --
         Write-off of capitalized software costs .....................        --          2,381
         Minority interest in net loss of consolidated subsidiary ....      (5,416)        (764)
         Other .......................................................         895         (235)

   Changes in operating assets and liabilities:

         Accounts receivable, net ....................................     (10,704)      (5,092)
         Inventories .................................................        (576)        (934)
         Other assets ................................................     (11,128)       1,294
         Accounts and notes payable ..................................        (830)       3,200
         Accrued liabilities and other ...............................      (4,113)      (9,519)
         Income taxes payable ........................................       3,331       (4,256)
         Customer deposits and deferred maintenance revenue ..........      (4,110)      (2,579)
                                                                         ---------    ---------
             Net cash (used in) provided by operating activities .....     (32,994)       8,389
                                                                         ---------    ---------

Cash flows used in investing activities:

   Maturities and redemptions of marketable securities ...............      67,510       63,631
   Purchases of marketable securities ................................     (90,396)     (77,084)
   Proceeds from the sale of investments .............................      50,394         --
   Capitalized software ..............................................        --         (7,769)
   Capital expenditures ..............................................     (19,915)      (9,573)
   Net cash paid for acquired businesses .............................     (66,500)     (30,996)
   Payments for intangible assets ....................................        --         (2,335)
   Purchase of other investments .....................................      (6,000)        --
   Investment in unconsolidated affiliate ............................        --         (1,350)
                                                                         ---------    ---------
       Net cash used in investing activities .........................     (64,907)     (65,476)
                                                                         ---------    ---------

Cash flows provided by financing activities:
   Proceeds from exercises of stock options, warrants and 401(k)
     issuances, including related tax benefits .......................      30,284       15,732
   Proceeds from issuance of short-term obligations ..................        --            371
   Payments on short-term and long-term obligations ..................      (3,361)      (4,706)
   Dividends .........................................................      (1,062)      (1,430)
   Proceeds from sale of common stock ................................        --          2,652
   Proceeds from CareInsite's sale of convertible redeemable preferred
      stock ..........................................................      10,000         --
   Purchases of treasury stock and warrants ..........................      (2,156)        (364)
                                                                         ---------    ---------
       Net cash provided by financing activities .....................      33,705       12,255
                                                                         ---------    ---------

Net decrease in cash and cash equivalents ............................     (64,196)     (44,832)
Cash and cash equivalents, beginning of period .......................     154,893      137,229
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $  90,697    $  92,397
                                                                         =========    =========


              The accompanying notes are an integral part of these
                            consolidated statements.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      Financial Statement Presentation:

         The accompanying unaudited consolidated financial statements of Medical Manager Corporation and subsidiaries ("Medical Manager" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all the adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the reported interim periods. For further information refer to the consolidated historical financial statements for the years ended June 30, 1999, 1998 and 1997 and notes thereto included in the Company's Current Report on Form 8-K, dated March 23, 2000, which was filed in connection with the Company's acquisition of the Second Quarter Acquired Companies referred to below.

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

      The Company has three operating segments: physician practice management information systems, plastics and filtration technologies and healthcare electronic commerce. The Company, through its wholly-owned subsidiary, MMHS is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. The Company, through its wholly-owned Porex subsidiaries, designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications (plastics and filtration technologies). Through its majority owned subsidiary CareInsite, the Company is in the process of developing and deploying an Internet-based healthcare electronic commerce, or e-commerce, network that links physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)      Definitive Agreement with Healtheon/WebMD Corporation:

         On February 13, 2000, the Company and CareInsite signed definitive agreements (the "Healtheon/WebMD Agreements") to be acquired by Healtheon/WebMD Corporation. Under the terms of the agreements, Healtheon/WebMD will pay 1.65 shares of Healtheon/WebMD common stock for each share of the Company's common stock and 1.3 shares for each share of CareInsite's common stock not owned by the Company. Completion of the acquisitions, which will be accounted for as purchase transactions, is subject to certain conditions, including regulatory and shareholder approvals.

(3)      Business Combinations:

         The Merger--

         On July 23, 1999, the Company (formerly known as Synetic, Inc.) acquired all of the outstanding stock of MMHS (formerly known as Medical Manager Corporation) in exchange for 14,109,455 newly issued shares of the Company's common stock. In connection with this acquisition, the Company changed its name to Medical Manager Corporation. The merger has been accounted for as a tax-free pooling-of-interests. The financial statements reflect the historical operations of the Company for all periods prior to the business combination, and have been retroactively restated to include the financial position, results of operations and cash flows of MMHS.

         Physician Practice Management Information Systems Acquisitions --

         Pooling-of-Interests Transactions - -

         During the three months ended September 30, 1999, the Company acquired the following resellers of the Medical Manager Software: Computer Business Solutions, Inc. based in Indianapolis, Indiana and Modern Business Machines, Inc. based in Chadron, Nebraska. The Company also acquired LaPook Lear Systems, Inc. located in New York, New York (the "First Quarter Acquired Companies"). The aggregate consideration paid for the First Quarter Acquired Companies was 98,390 shares of the Company's common stock. The acquisitions of the First Quarter Acquired Companies were accounted for using the pooling-of-interests method of accounting. The Company's results of operations and cash flows for the nine months ended March 31, 2000 reflect the results of operations and cash flows of the First Quarter Acquired Companies as if they were acquired as of July 1, 1999. Prior periods have not been restated as the combined results would not be materially different from the results as previously presented.

         During the three months ended December 31, 1999, the Company acquired the following companies: Clinical Management Solutions, Inc. based in Norcross, Georgia; MicroSense, Inc. based in Springfield, Missouri; Resource America, Inc. based in Louisville, Kentucky; Service Dimensions, Inc. based in Overland Park, Kansas; Terry Kidd, Inc., d/b/a TKI Computer Services based in Benton, Arkansas; and PSI Computer Systems based in Highland, California (the "Second Quarter Acquired Companies"). The aggregate consideration paid for the Second Quarter Acquired Companies was 125,486 shares of the Company's common stock. The acquisitions of the Second Quarter Acquired Companies were accounted for using the pooling-of-interests method of accounting. The financial statements reflect the historical operations of the Company for all periods prior to the business combinations, and have been retroactively restated to include the financial position, results of operations and cash flows of the Second Quarter Acquired Companies. The accompanying financial statements include revenue and net income of the Second Quarter Acquired Companies prior to the date of acquisition of $7,093,000 and $810,000 for the nine months ended March 31, 2000 and $5,220,000 and $79,000 for the nine months ended March 31, 1999, respectively.

         During the three months ended March 31, 2000, the Company acquired the following companies: Direct 1 Medical, Inc., based in Marietta, Georgia; Versyss-MidSouth Business Systems, Inc., based in Memphis, Tennessee; Briar Hill Enterprises, Inc., based in Northbrook, Illinois; Aztec Financial, Inc., based in Fort Myers, Florida; Innovative Healthcare Solutions, Inc., based in Chicago, Illinois; Altman Information Systems, Inc., based in Chicago, Illinois; Medical Software Specialists, Inc., based in Galesburg, Illinois; Americlaims, Ltd., based in Beaumont, Texas; MedsAmerica, Inc., based in Houston, Texas; Medical Office Management Solutions, Inc., based in Little Rock, Arkansas; and Health Pro Solutions, Inc., based in Windsor, California (the "Third Quarter Acquired Companies"). The aggregate consideration paid for the Third Quarter Acquired Companies was 963,640 shares of the Company's common stock. The acquisitions of the Third Quarter Acquired Companies were accounted for using the pooling-of-interests method of accounting. The financial statements reflect the historical operations of the Company for all periods prior to the business combinations, and have been retroactively restated to include the financial position, results of operations and cash flows of the Third Quarter Acquired Companies Acquired Companies. The accompanying financial statements include revenue and net income of the Third Quarter Acquired Companies prior to the date of acquisition of $9,141,000, $1,276,000, $6,693,000 and $136,000 for the three months ended March 31, 2000 and March 31, 1999 and $26,254,000, $1,916,000,
$20,046,000 and $707,000 for the nine months ended March 31, 2000 and March 31, 1999, respectively.

         During the three months ended March 31, 2000, the Company also acquired Ebills, Ltd., based in Beaumont, Texas; Medcoast Services, LLC, based in Houston, Texas; and RJR Enterprises, Ltd., based in Beaumont, Texas. The aggregate consideration paid for these three companies was 19,232 shares of the Company's common stock. These acquisitions were accounted for using the pooling of interests method of accounting. The Company's results of operations and cash flows for the three and nine months ended March 31, 2000 reflect the results of operations and cash flows of Ebills, Ltd., Medcoast Services, LLC and RJR Enterprises, Ltd. as if they were acquired as of January 1, 2000. Prior periods have not been restated as the combined results would not be materially different from the results as previously presented.

         Purchase Business Combinations --

         Physician Computer Network, Inc. -

         On March 30, 2000, the Company completed the acquisition of substantially all of the operating assets of Physician Computer Network, Inc. ("PCN"), a provider of physician practice management information systems located in Morris Plains, New Jersey, for $22,500,000 in cash (including foregiveness of $7,000,000 of outstanding loans made by the Company to PCN) and 778,867 shares of the Company's common stock, subject to adjustment based on the net liabilities assumed at the time of closing. The fair value of the shares, as determined by management, was approximately $48.15 per share.

         The acquisition was accounted for using the purchase method of accounting with the purchase price being allocated to the assets acquired based on their estimated fair values. This transaction is a taxable transaction for federal, state and local income tax purposes. PCN's results have been included in the Company's financial statements beginning March 30, 2000.

         A preliminary summary of the purchase price allocation is as follows (in thousands):

                  Cash and cash equivalents                  $    2,306
                  Accounts receivable                             5,288
                  Inventories                                       806
                  Other current assets                            1,778
                  Property, plant and equipment                     541
                  Goodwill and other intangible assets           81,653
                  Other assets                                      102
                                                            -----------
                                                             $   92,474
                                                            ============


         The goodwill is being amortized over a period of 5 years.

         Other --

         During the nine months ended March 31, 2000, the Company acquired substantially all of the assets or all of the outstanding equity securities of the following companies which individually, and in the aggregate, are not significant (the "Purchased Companies"):

Company Acquired                                 Date of Acquisition            Location
  The Wismer Martin division of
    Physician Computer Network                   July 9, 1999                   Spokane, Washington
  Hyperion Business Systems                      July 20, 1999                  Oakland, California
  Mooney Edward Enterprises, Inc.
    d/b/a Medical Information Systems, Inc.      July 28, 1999                  Pensacola, Florida
  Turnkey Business Systems, Inc.                 September 23, 1999             Nashville, Tennessee
  Intellex Medical Management Systems, Inc.      September 24, 1999             Ft. Myers, Florida
  Abacus Data Systems, Inc.                      September 27, 1999             Elkhart, Indiana
  Health-Net Services of WA & AK, Inc.           October 12, 1999               Eagle River, Alaska
  Micro Edge, Inc.                               December 16, 1999              Stamford, Connecticut
  Mednetrix.com, Inc.                            January 21, 2000               Boca Raton, Florida
  SCINET, Inc.                                   March 7, 2000                  Scottsdale, Arizona
  Delta Computing Solutions, LLC                 March 14, 2000                 Pittsburgh, Pennsylvania
  HCC Communications, Inc.                       March 20, 2000                 Lincoln, Nebraska
  PC Anywhere Group, LLC                         March 23, 2000                 Danbury, Connecticut

         The Purchased Companies were accounted for using the purchase method of accounting. The aggregate consideration paid for the Purchased Companies was $17,825,000 in cash and 645,020 shares of the Company's common stock.

          Healthcare Electronic Commerce Acquisitions --

          The Health Information Network Connection LLC ("THINC")-

          In January 2000, CareInsite acquired the 80% equity interest in THINC owned by Empire Blue Cross and Blue Shield, Group Health Incorporated, HIP Health Plans and Greater New York Hospital Association (the "THINC founding members") for 600,800 shares of CareInsite's stock in a transaction valued at $45,672,000. The fair value of the shares, as determined by management, was $76.018 per common share. THINC is a New York-based provider of software and services to facilitate the exchange of healthcare information in the metropolitan New York area among physicians, hospitals, laboratories, and payers. Concurrently with the acquisition, warrants to purchase an aggregate of 3,247,294 shares of CareInsite's common stock, which represented the THINC founding members' interest in the warrants issued by CareInsite to THINC in January 1999, were distributed to the THINC founding members. Immediately following this transaction, the THINC founding members exercised their warrants in full. All shares including those issued upon the exercise of the warrants are subject to certain restrictions on transfer. Simultaneously, CareInsite acquired Cerner Corporation's ("Cerner") 2% non-voting ownership interest in THINC for a note payable of $2,735,000. The note bears interest at 5.8% per annum and is repayable on demand after September 2002.

          The acquisition of THINC was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. The goodwill related to the transaction will be amortized over a three-year period. THINC's results of operations have been included in CareInsite's financial statements as of January 1, 2000.

          A preliminary summary of the purchase price allocation is as follows (in thousands):

Current assets....................................     $   1,605
Goodwill..........................................        61,412
Other noncurrent assets...........................         1,954
                                                     ------------
                                                       $  64,971
                                                     ============


          Provider Technology Group ("PTG")-

          On March 27, 2000, CareInsite acquired substantially all of the assets of Provider Technology Group ("PTG"), the e-commerce network of Blue Cross Blue Shield of Massachusetts ("BCBSMA"), for $26,500,000 in cash and 651,968 shares of CareInsite's common stock. Pursuant to the asset purchase agreement, if BCBSMA does not realize at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued, CareInsite has agreed to pay BCBSMA an amount equal to the shortfall in cash. Accordingly, the fair value of 325,984 of the common shares issued was $69.022 per share. The fair value of the remaining 325,984 shares of common stock, as determined by management, was $40.646 per share.

          Based on the March 31, 2000 closing price for CareInsite's common stock of $23.375, CareInsite would be obligated to remit $14,880,192 to BCBSMA pursuant to CareInsite's guarantee of at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued to acquire PTG.

          BCBSMA has the right to require CareInsite to purchase from BCBSMA 325,984 shares of CareInsite's common stock at $69.022 per common share if a registration statement for these shares has not been declared effective on or before November 15, 2000. Additionally, if the registration statement referred to above is not declared effective by December 29, 2000, BCBSMA has the right to require CareInsite to purchase up to 651,968 shares of CareInsite common stock from BCBSMA for a price equal to the average closing price per share of CareInsite's common stock for the ten successive trading days ending December 29, 2000.

          The acquisition of PTG was accounted for using the purchase method of accounting with the purchase price being allocated to assets acquired and liabilities assumed based on their fair values. The goodwill related to the transaction will be amortized over a five year period. PTG's results of operations have been included in the CareInsite's financial statements as of March 27, 2000.

          A preliminary summary of the purchase price allocation is as follows (in thousands):

Current assets....................................   $      114
Goodwill..........................................       64,406
Other noncurrent assets...........................           65
                                                     -----------
                                                     $   64,585
                                                     ===========

         Other -

         On March 13, 2000, CareInsite executed and closed a definitive agreement to acquire Netics, Inc. ("Netics"), a Maryland based developer of web-enabled software which is used in the provision of electronic data interchange claims clearing, statement processing and remittance advice postage and other services for medical practices. The consideration paid for the acquisition of Netics was 35,125 shares of CareInsite common stock. The acquisition was accounted for using the purchase method of accounting.

         On March 7, 2000, Medical Manager sold to CareInsite the EDI division of SCINET, Inc., a company acquired by Medical Manager on March 7, 2000. The consideration paid was 182,197 shares of CareInsite common stock, valued at $12,000,000.

         Pending Transaction -

         On March 16, 2000, CareInsite signed a binding letter of intent with Medical Mutual of Ohio ("MMO") to acquire MMO's provider connectivity business for 405,318 shares of CareInsite common stock. Under the terms of the binding letter of intent, if MMO does not realize at least $10,000,000 in proceeds from the sale of 202,659 of the common shares to be issued at closing, CareInsite has agreed to pay MMO an amount equal to such shortfall in cash.

         Plastics and Filtration Technologies Acquisitions -

         On November 18, 1999, the Company executed and closed a definitive agreement to acquire all of the outstanding equity securities of Mupor LTD, located in Scotland, United Kingdom. The purchase of Mupor LTD was accounted for using the purchase method of accounting. The aggregate consideration paid for Mupor LTD was $2,420,000 in cash.

         Pro Forma Information --

         The following summary, prepared on a pro forma basis, combines the results of operations of the Company, PCN, THINC and PTG assuming the acquisitions were consummated at the beginning of the periods presented. The pro forma financial data does not purport to represent what the Company's results of operations actually would have been if these transactions had been consummated on the dates or for the periods presented, or what such results will be for any future date or for any future period. All other purchase acquisitions were not material to the financial statements and results of operations of the Company.

                                  Three Months Ended       Nine Months Ended
                                        March 31,               March 31,
                                  ------------------       -----------------
                                    2000        1999       2000         1999
                                    ----        ----       ----         ----
Revenue                           $101,826     $92,849    $322,050    $276,375

Net (loss)                        $(19,011)   $(15,940)   $(31,542)   $(45,393)

Net (loss) per share-basic          $(0.49)     $(0.45)     $(0.84)     $(1.30)

Net (loss) per share-diluted        $(0.49)     $(0.45)     $(0.84)     $(1.30)

  Merger and Related Expenses -

                 During three months ended September 30, 1999, the Company recorded $17,991,000 of acquisition and related expenses primarily related to the acquisition of MMHS. The major components of this charge are as follows:
$10,567,000 of transaction costs such as financial advisory fees, professional fees and printing fees; $5,718,000 of amounts vested, as a result of the acquisition, under certain MMHS employment agreements; $1,259,000 of acquisition related severance costs attributable to employees terminated or notified of termination as of September 30, 1999; and $447,000 of other related expenses.

(4)      Inventories:

         Inventories consisted of the following (in thousands):

                                                 March 31,       June 30,
                                                  2000            1999
                                                ----------       ---------
                                                (unaudited)      (unaudited)
         Raw materials and supplies............ $   6,836        $  4,645
         Work-in-process.......................     1,837           1,600
         Finished goods........................     7,315           6,515
         Peripheral computer equipment.........     4,053           3,858
                                                ----------       ---------
                                                $  20,041         $16,618
                                                ==========       =========

(5)      Marketable Securities:

         Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date. Debt securities are classified as held-to- maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at cost, net of unamortized premium or discount. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value as of the balance sheet date. At March 31, 2000, the Company's investments consisted principally of U.S. Treasury Notes and Federal Agency Notes. Of the investments at March 31, 2000, $50,000,000 were debt securities classified as available-for-sale. Unrealized losses on these securities were $482,000 at March 31, 2000. Unrealized gains on marketable debt securities classified as available-for-sale were $278,000 at June 30, 1999.

(6)      Subordinated Debentures:

         On January 31, 2000, the Company called for redemption on February 15, 2000, the entire $159,388,000 aggregate principal amount of its outstanding 5% Convertible Subordinated Debentures due 2007 ("Debentures"). As an alternative to redemption, the outstanding Debentures were convertible into the Company's common stock at the rate of approximately 16.667 shares of common stock per $1,000 principal amount of Debentures, with cash to be paid in lieu of any fractional shares, for Debentures surrendered on or prior to February 14, 2000. $159,114,000 aggregate principal amount of the Debentures were surrendered to the Company for conversion into 2,651,828 shares of the Company's common stock. The remaining $274,000 aggregate principal amount of Debentures were redeemed at a redemption price of $1,053.57 per $1,000 principal amount of Debentures including accrued interest. The Company recorded a charge of $3,404,000 in selling, general and administrative expense, which consisted of financial advisory and professional fees related to the call of the debentures.

(7)       Increase in Carrying Value of CareInsite:

          Securities and Exchange Commission Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, permits the difference between the carrying value of the parent's investment in its subsidiary and underlying book value of the subsidiary after a stock issuance by the subsidiary to be reflected as a gain or loss in the consolidated financial statements, or as a capital transaction. However, for sales of stock by a subsidiary in the development stage, gain recognition is not permitted. Accordingly, as CareInsite is a development stage company, the Company recorded a credit to paid-in capital of $11,435,553, net of deferred taxes as a result of shares issued by CareInsite during the three months ended March 31, 2000 related to its acquisitions.

(8)      Realignment of Porex Bio Products:

         During the three months ended March 31, 2000, Porex consolidated its manufacturing efforts in its Bio Products group by closing its manufacturing facility in Newman, Georgia and moving the related equipment to its newly expanded facility in California. The Company recorded a $1,950,000 charge, included in selling, general and administrative expense, related to the consolidation of its Bio Products business. The major components of this charge are as follows: $705,000 of costs to disconnect and ship manufacturing equipment to the new facility; $384,000 of severance costs related to employees terminated or notified of termination as of March 31, 2000; $540,000 of write- downs, primarily related to equipment used to manufacture vials which Porex will no longer carry in its product offering; and $321,000 of other expenses.

(9)      Settlement of Pension Obligation:

         The Company had defined benefit pension plans covering certain of its employees. On May 1, 1998, the Company ceased all benefit accruals which resulted in a curtailment of the plan. During the three months ended March 31, 2000, the Company settled all of its obligations by either a cash settlement paid to employees or the purchase of annuity contracts on behalf of plan participants. The remaining assets, after settling all pension plan obligations, reverted back to the Company resulting in a net gain of $2,246,000, and is included in selling, general and administrative expense.

(10)     America Online Agreement:

          In September 1999, CareInsite entered into a strategic alliance with America Online, Inc. ("AOL") for CareInsite to be AOL's exclusive provider of a comprehensive suite of services that connect AOL's members, as well as CompuServe members and visitors to AOL's Web-based services, Netcenter, AOL.COM and Digital City (collectively, "AOL Members"), to physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. Under the agreement, CareInsite and AOL have agreed to create co-branded sites which will enable AOL Members to manage their healthcare through online communication with their physicians, health plans, pharmacy benefit managers, covered pharmacies and labs. The agreement has an initial term of four years, subject to the rights of the parties to terminate the agreement under certain conditions, including the right of AOL to terminate the agreement upon the completion of CareInsite's pending merger with Healtheon/WebMD. Through this arrangement, AOL Members will have access to CareInsite's secure, real-time services being developed that allow them, among other things, to select and enroll in health plans, choose their providers, schedule appointments, renew and refill plan-approved prescriptions, view lab results, review claims status, receive explanations of benefits, review patient education materials provided by their health plans, understand plan policies and procedures and receive plan treatment authorizations. CareInsite and AOL have also agreed to collaborate in sales and marketing to the healthcare industry, and they intend to leverage their alliance into cross-promotional and shared advertising revenue initiatives. Under the financial terms of the arrangement, CareInsite has agreed to make $30,000,000 of guaranteed payments to AOL over three years. CareInsite made the first payment of $10,000,000 in September 1999. CareInsite is required to make the remaining guaranteed payments of $10,000,000 on August 31, 2000 and $10,000,000 on August 31, 2001. If the pending merger with Healtheon/WebMD (Note 2) is completed, AOL will have the right to terminate its strategic alliance with CareInsite, in which case the remaining guaranteed payments due to AOL under the agreement shall become immediately payable by CareInsite.

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

         Under a separate agreement entered into in September 1999, AOL purchased 100 shares of newly issued CareInsite Series A Convertible Redeemable Preferred Stock ("CareInsite Preferred Stock") at a price of $100,000 per share, or $10 million of CareInsite Preferred Stock in the aggregate, with an option to purchase up to an additional 100 shares of CareInsite Preferred Stock in September 2000 at the same price ("CareInsite Preferred Option"). At the option of AOL, in March 2002, the CareInsite Preferred Stock is either redeemable in whole for $100,000 per share in cash or convertible in whole, on a per share basis, into (i) the number of shares of CareInsite's common stock equal to $100,000 divided by $49.25 (or 2,030.5 shares) and (ii) a warrant exercisable for the same number of shares of CareInsite's common stock, or 2,030.5 shares, at a price of $49.25 per share. In the event that AOL elects to convert the 100 shares of CareInsite Preferred Stock it purchased in September 1999, it would receive 203,046 shares of CareInsite's common stock and a warrant exercisable into an additional 203,406 shares at a price of $49.25 per share. Prior to March 2002, AOL has the right to require CareInsite to redeem the CareInsite Preferred Stock in whole at $100,000 per share in the event of certain changes in control of CareInsite, which would not include the pending mergers of the Company and CareInsite with Healtheon/WebMD under the Healtheon/WebMD Agreements. The CareInsite Preferred Stock is non-voting except under certain extraordinary circumstances and no dividend is payable on the CareInsite Preferred Stock unless CareInsite declares a dividend on its common stock.

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

(11)     Accumulated Other Comprehensive Income:

         For the three and nine months ended March 31, 2000, the Company had comprehensive losses of $(9,925,000) and $(2,839,000), respectively. For the three and nine months ended March 31, 1999, the Company had comprehensive income of $3,627,000 and $13,492,000, respectively. The elements of accumulated other comprehensive income/(loss) for the Company arise as a result of the change in foreign currency translation adjustments and the change in unrealized gains and losses on marketable securities.

(12)     Computation of Net Income Per Share:

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

                                                        Three Months Ended     Nine Months Ended
                                                             March 31,           March 31,
                                                       -------------------    ------------------
                                                       2000(b)       1999     2000(b)       1999
                                                       ----          ----     ----          ----
                                                             (unaudited)           (unaudited)

         Net (loss) income                             $(9,456)    $  4,287    $ (1,606)  $ 14,363
                                                       ========    ========    =========  ========

         Weighted average shares outstanding (basic)    37,981       34,946      36,713     34,033
         Common stock equivalents(a)                         -        2,729           -      2,663
                                                       -------     --------    --------    -------
         Weighted average shares outstanding
           assuming dilution (diluted)                  37,981       37,675     36,713      36,696
                                                       =======      =======    ========     ======

         -------------------------------------
(a)      Issuable primarily under stock option plans
(b) Common stock equivalents of 4,115,000 and 3,790,000 for the three and nine months ended March 31, 2000, respectively, were not reflected above as they were anti-dilutive

(13)     Supplemental Cash Flow Information:

                                                               Nine Months Ended
                                                                   March 31,
                                                               ----------------
                                                               2000        1999
                                                               ----        ----
                                                                 (in thousands)
                                                                  (unaudited)
         Cash paid during the periods for:
             Interest......................................... $ 4,789   $8,396
             Income taxes.....................................   3,830    7,069

         Noncash activity:
            Issuance of warrants by CareInsite................     555    1,700
            Issuance of equity  by  CareInsite
            for software technology licensed from Cerner......       -   20,800
            Conversion of a note receivable into a stock
            investment........................................       -    2,000


(14)     Commitments and Contingencies:

         Legal Proceedings-

         In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcome will have a material adverse effect on its financial position.

         On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, CareInsite, Martin J. Wygod, Chairman of the Company, and Paul C. Suthern, Roger C. Holstein and Charles A. Mele, officers and/or directors of the Company. Merck and Merck-Medco asserted that the Company, CareInsite and the individual defendants were in violation of certain non-competition, non-solicitation and other agreements. The complaint sought to enjoin the Company, CareInsite, and the individual defendants from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. A hearing was held on March 22, 1999 on the plaintiffs' application for a preliminary injunction. On April 15, 1999, the Superior Court denied that application. In March 2000, the Superior Court ruled in favor of the Company, CareInsite and Messrs. Wygod, Suthern, Holstein and Mele and entered an order dismissing with prejudice all of the plaintiffs' claims. The Court's orders terminate Merck's and Merck- Medco's right to seek any claim for injunctive relief or damages arising out of the Company's and CareInsite's activities to deploy its healthcare e-commerce services. The Company's and CareInsite's counterclaims against Merck and Merck-Medco are still pending.

         The Company has recorded $350,000, $2,500,000, $1,450,000 and
$2,500,000 in litigation costs associated with the Merck and Merck-Medco litigation for the three months ended March 31, 2000 and March 31, 1999 and the nine months ended March 31, 2000 and March 31, 1999, respectively.

          On March 14, 2000, CareInsite was served with a summons in a lawsuit which was filed on February 17, 2000, against CareInsite, the Company and certain of their officers and directors, among other parties, in the New Jersey Superior Court, Chancery Division, in Bergen County. The plaintiff purports to be a holder of CareInsite common stock. The lawsuit, captioned Ina Levy, et al. vs. Martin J. Wygod, et al. purports to bring an action on behalf of the plaintiff and others similarly situated to enjoin the defendants from consummating the proposed merger of the Company and CareInsite with Healtheon/WebMD Corp. (the "Merger"). The plaintiff alleges that the defendants have breached their fiduciary duties in that the proposed Merger favors the interests of the Company and its shareholders over the interests of CareInsite's minority shareholders. The plaintiff also alleges that the proposed Merger provides the defendants and other shareholders of the Company with a premium which exceeds the premium provided to CareInsite's minority shareholders. The lawsuit seeks, among other things, an injunction prohibiting the proposed Merger unless certain mechanisms are implemented by CareInsite, as well as plaintiff's costs and disbursements. The Company and CareInsite believe that this lawsuit is without merit and intend to vigorously defend against it.

(15)     Segment Reporting:

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

                                                   Physician
                                                   Practice
                                                  Management    Plastics &      Healthcare
                                                  Information   Filtration      Electronic       Corporate
Three months ended March 31, 2000                   Systems    Technologies      Commerce        and Other      Total
---------------------------------                   -------    ------------      --------        ---------      -----
Net revenues....................................   $  55,600     $ 31,150         $   1,651     $      -      $ 88,401
Cost of revenues................................      29,868       15,581               787            -        46,236
Selling, general and administrative.............      15,200        5,394             9,015         5,373       34,982
Research and development........................       2,112          818             8,386            -        11,316
Minority interest in CareInsite.................         -            -              (7,202)           -        (7,202)
Litigation costs................................         -            -                 350            -           350
                                                   ----------   ---------        ----------     ----------    --------
Earnings (loss) before interest, taxes,
  depreciation and amortization.................       8,420        9,357            (9,685)       (5,373)       2,719
Depreciation and amortization...................      (2,207)      (2,604)           (8,924)         (267)     (14,002)
Interest income, net............................         445          654             1,534         3,147        5,780
                                                   ----------   ---------        ----------     ----------    --------
Income/(loss) before income taxes...............   $   6,658     $  7,407         $ (17,075)     $ (2,493)    $ (5,503)
                                                   ----------   ---------        ----------     ----------    --------





Three months ended March 31, 1999
---------------------------------

Net revenues....................................   $  48,265      $25,069         $     213       $    -      $ 73,547
Cost of revenues................................      25,445       11,707               213            -        37,365
Selling, general and administrative.............      14,560        4,841             1,960         1,424       22,785
Research and development........................       1,602          623             1,958            -         4,183
Minority interest in CareInsite.................         -            -                (764)           -          (764)
Litigation costs ...............................         -            -               2,500            -         2,500
                                                   ----------   ---------        ----------     ----------    --------
Earnings (loss) before interest, taxes,
  depreciation and amortization.................       6,658        7,898            (5,654)       (1,424)       7,478
Depreciation and amortization...................      (1,302)      (2,212)             (275)          (29)      (3,818)
Interest income, net............................         557          321                19         1,766        2,663
                                                   ----------   ---------        ----------     ----------    --------
Income/(loss) before income taxes...............   $   5,913      $ 6,007         $  (5,910)       $  313      $ 6,323
                                                   ----------   ---------        ----------     ----------    --------


                                           Physician
                                           Practice
                                          Management    Plastics &    Healthcare
                                          Information   Filtration    Electronic     Corporate
Nine months ended March 31, 2000            Systems    Technologies    Commerce      and Other      Total
--------------------------------            -------    ------------    --------      ---------      -----
Net revenues ..........................  $ 169,194     $ 90,805       $  4,809       $    -       $ 264,808
Cost of revenues ......................     90,290       42,775          2,885            -         135,950
Selling, general and administrative ...     44,859       17,546         21,881          9,029        93,315
Research and development ..............      5,856        2,218         16,287            -          24,361
Minority interest in CareInsite .......        -            -           (5,416)           -          (5,416)
Litigation costs ......................        -            -            1,450            -           1,450
Merger and related expenses ...........     14,855          -              -            3,136        17,991
                                         ---------     --------       --------       --------     ---------
Earnings (loss) before interest, taxes,
  depreciation and amortization .......     13,334       28,266        (32,278)       (12,165)       (2,843)
Depreciation and amortization .........     (5,995)      (7,670)       (11,609)          (336)      (25,610)
Gain/(loss) on sale of investments ....       (624)        --           25,511           --          24,887
Interest income, net ..................      1,345        1,965          4,801          6,591        14,702
                                         ---------     --------       --------       --------     ---------
Income/(loss) before income taxes .....  $   8,060     $ 22,561       $(13,575)      $ (5,910)    $  11,136
                                         ---------     --------       --------       --------     ---------



Nine months ended March 31, 1999
--------------------------------
Net revenues ..........................  $ 144,064     $ 68,730       $    213       $    -       $ 213,007
Cost of revenues ......................     73,595       31,254            213            -         105,062
Selling, general and administrative ...     43,559       13,229          4,283          4,244        65,315
Research and development ..............      4,221        1,622          7,646            -          13,489
Minority interest in CareInsite .......        -            -             (764)           -            (764)
Litigation costs ......................      2,366          -            2,500            -           4,866
                                         ---------     --------       --------       --------     ---------
Earnings (loss) before interest, taxes,
  depreciation and amortization .......     20,323       22,625        (13,665)        (4,244)       25,039
Depreciation and amortization .........     (3,641)      (5,646)        (1,162)           (81)      (10,530)
Interest income, net ..................      1,572        1,007            110          5,826         8,515
                                         ---------     --------       --------       --------     ---------
Income/(loss) before income taxes .....  $  18,254     $ 17,986       $(14,717)      $  1,501     $  23,024
                                         ---------     --------       --------       --------     ---------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

           On July 23, 1999, Medical Manager Corporation (the "Company") (formerly known as Synetic, Inc.) acquired all of the outstanding stock of Medical Manager Health Systems, Inc. (formerly known as Medical Manager Corporation) ("MMHS") in exchange for 14,109,455 newly issued shares of Medical Manager Corporation common stock. In connection with the acquisition, Synetic, Inc. changed its name to Medical Manager Corporation. The acquisition has been accounted for as a tax-free pooling-of-interests. The Company's consolidated financial statements have been restated to reflect the merger with MMHS. Accordingly, management's discussion and analysis of financial condition and results of operations reflect the historical operations of Medical Manager Corporation, restated to reflect the acquisition of MMHS for all periods presented. As discussed below, the Company has recorded a charge for the merger and other related costs.

         On February 13, 2000, the Company and CareInsite signed definitive agreements (the "Healtheon/WebMD Agreements") to be acquired by Healtheon/WebMD Corporation ("Healthcom/WebMd"). Under the terms of the agreements, Healtheon/WebMD will pay 1.65 shares of Healtheon/WebMD common stock for each share of the Company's common stock and 1.3 shares for each share of CareInsite's common stock not owned by the Company. Completion of the acquisitions, which will be accounted for as purchase transactions, is subject to certain conditions, including regulatory and shareholder approvals.

Consolidated Results of Operations

           The Company has three operating segments: physician practice management information systems, plastics and filtration technologies and healthcare electronic commerce. The Company, through its wholly-owned subsidiary, MMHS is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations, management service organizations, physician practice management organizations, management care organizations and other providers of health care services in the United States. The Company, through its wholly-owned Porex subsidiaries, designs, manufactures and distributes porous and solid plastic components and products used in life sciences, healthcare, industrial and consumer applications (plastics and filtration technologies). Through its majority owned subsidiary CareInsite, the Company is in the process of developing and deploying an Internet-based healthcare electronic commerce, or e-commerce, network that links physicians, payers, suppliers and patients and is developing a comprehensive set of transaction, messaging and content services to the healthcare industry participants.

           Net revenues -

           The Company's consolidated net revenues for the three and nine months ended March 31, 2000 increased 20.2% and 24.3%, respectively, from the comparable prior year periods.

           Net revenues for the three and nine months ended March 31, 2000 at MMHS increased 15.2% and 17.4%, respectively, to $55,600,000 and $169,194,000 from $48,265,000 and $144,064,000 in the comparable prior year periods. The increase for the three months ended March 31, 2000, includes (i) approximately $4,100,000 related to expansion of the owned MMHS dealer network (primarily through acquisition of independent dealers); (ii) approximately, $2,961,000 attributable to the acquisition of Physician Computer Network, Inc. ("PCN") and certain PCN independent dealers; and (iii) $3,118,000 related to increases in network services revenue (which are fees related to the handling of claims, electronic statements and other value added services provided to the physician's office). This increase was partially offset by a decrease in revenues from system sales, primarily upgrades, due to the post Y2K reduction in demand. MMHS' increase in net revenues for the nine months ended March 31, 2000, include revenues from purchased companies acquired from September 1, 1998 through March 30, 2000, for which there were no revenues in the comparable prior year period. Excluding the revenues from purchased companies, sales at MMHS increased 6.2% over the prior year. The increase is due primarily to increases in MMHS' network service revenues, as well as new system sales and upgrades, offset by fewer enterprise business group sales, which are typically larger high margin sales made to larger national and regional clients ("EBG sales") over the prior year period.

           Net revenues for the three and nine months ended March 31, 2000 at Porex increased 24.3% and 32.1%, respectively, to $31,150,000 and $90,805,000 from $25,069,000 and $68,730,000 in comparable prior year periods.

Included in these increases are revenues from Porex Medical Products, Inc. (formerly known as The KippGroup) and Mupor LTD, which were acquired on January 22, 1999 and November 18, 1999, respectively. Excluding the impact of these acquisitions, revenues for the three and nine months ended March 31, 2000 increased 12.8% and 7.9%, respectively, versus the comparable prior year periods. The increase is due primarily to increased sales in Porex's Bio Products group, primarily laboratory products for both the three and nine months ended March 31, 2000, as well as development revenues for the three months ended March 31, 2000, offset by decreased sales of writing instrument components over the comparable prior year periods.

           Revenues for CareInsite for the three and nine months ended March 31, 2000 were $1,651,000 and $4,809,000, respectively, as compared to $213,000 for the three and nine months ended March 31, 1999. Total revenues were comprised of
(i) electronic data interchange revenue of $1,651,000 and $3,236,000 for the three and nine months ended March 31, 2000, respectively, and (ii) management services revenue of $1,573,000 for the nine months ended March 31, 2000 and $213,000 for the three and nine months ended March 31, 1999. There was no management services revenue for the three months ended March 31, 2000, due to the acquisition of THINC in January 2000. All of CareInsite's electronic data interchange revenue in the three and nine months ended March 31, 2000 was derived from the acquisitions for which there were no comparable amounts in the prior year periods.

           Cost of revenues -

           The Company's consolidated cost of revenues as a percentage of revenues for the three and nine months ended March 31, 2000 increased to 52.3% and 51.3%, respectively, from 50.8% and 49.3% in the comparable prior year periods.

           Cost of revenues as a percentage of revenues at MMHS for the three and nine months ended March 31, 2000 increased to 53.7% and 53.4%, respectively, from 52.7% and 51.1% in the comparable prior year periods. For the three months ended March 31, 2000, the increase relates primarily to sales mix as a result of an increase in lower margin network service revenues, and a decrease in higher margin software upgrades. For the nine months ended March 31, 2000, the decrease relates to sales mix as a result of fewer higher margin EBG sales as well as the increase in network service revenues.

           Cost of revenues as a percentage of revenues for the three and nine months ended March 31, 2000 at Porex increased to 50.0% and 47.1%, respectively, from 46.7% and 45.5% in the comparable prior year periods. The operations of Porex Medical Products, which have lower margin sales, accounted for substantially all of the increase.

           Cost of revenues at CareInsite, other than to affiliates, was $787,000 and $1,312,000 for the three and nine months ended March 31, 2000, respectively. Cost of services to affiliates was $1,573,000 for the nine months ended March 31, 2000, as compared to $213,000 for the three and nine months ended March 31, 1999, and consisted primarily of employee compensation and benefits expense for those employees supporting the THINC business. The increase in costs of revenues in the three and nine months ended March 31, 2000 was attributable to CareInsite's electronic data interchange services revenue, derived from the acquisitions, for which there were no comparable amounts in the prior year periods.

           Selling, general and administrative expenses -

           The Company's consolidated selling general and administrative expenses for the three and nine months ended March 31, 2000 increased to 39.6% and 35.2% of net revenues, respectively, from 31.0% and 30.7% of net revenues in the comparable prior year periods.

           Selling, general and administrative expenses at MMHS decreased to 27.3% and 26.5% of net revenues for the three and nine months ended March 31, 2000, from 30.2% and 30.2% in the comparable prior year periods. This decrease is principally due to increased sales, which were not proportionately offset by expenses, since these expenses do not vary directly with sales.

           Selling, general and administrative expenses at Porex for the three and nine months ended March 31, 2000 include a $1,950,000 charge related to the realignment of Porex Bio Products Group and a one-time gain related to the settlement of pension obligation at Porex Corporation of $2,246,000. Excluding the impact of these non-recurring items, selling general and administrative expenses at Porex remained relatively constant at 18.3% and 19.6% of net revenues for the three and nine months ended March 31, 2000, as compared to 19.3% and 19.2% of net revenues in the comparable prior year periods.

           Selling, general and administrative expenses at CareInsite for the three and nine months ended March 31, 2000 increased $7,055,000 and $17,598,000 over the comparable prior year periods. The increase is primarily due to marketing expenses related to the AOL agreement for which there were no comparable amounts in the prior year periods, increased salaries and benefits due to increased staffing, increased promotional expenses and continued business development efforts.

           Selling, general and administrative expenses at Corporate and other for the three and nine months ended March 31, 2000 include $3,404,000 in expenses, primarily professional fees, related to the call of the Company's convertible debentures in January 2000.

           Research and development expenses -

           The Company's consolidated research and development expenses for the three and nine months ended March 31, 2000 increased $7,133,000 and $10,872,000 over the comparable prior year periods. Excluding the impact of (i) a $2,381,000 charge recorded by CareInsite related to the write-off of software and (ii) the capitalization by CareInsite of $2,366,000 of internal research and development expenditures during the nine months ended March 31, 1999, consolidated research and development expenses for the three and nine months ended March 31, 2000 increased $7,133,000 and $10,887,000 over the comparable prior year periods. The increase is principally due to the continued development of CareInsite's physician portal, software products and data centers. Also contributing to the increase were development projects at MMHS regarding future versions of the Medical Manager software with graphical user interfaces and relational database technologies, along with web-based access and services.

           Net gain on sale of investments -

           For the nine months ended March 31, 2000, the Company recorded a net gain of $24,887,000 primarily related to the sale by CareInsite of common stock of a publicly held company. These shares were acquired through the conversion of its $2,000,000 investment in Series B Preferred Stock of a privately held company, which was subsequently merged into this publicly held company.

           Litigation expenses -

           The Company recorded $350,000, $1,450,000, $2,500,000 and $2,500,000 in litigation charges for the three and nine months ended March 31, 2000 and the three and nine months ended March 31, 1999, respectively, related to its ongoing defense against assertions that it violated certain agreements with Merck and Co., Inc. and Merck-Medco Managed Care, L.L.C. For the nine months ended March 31, 1999, MMHS recorded $2,366,000 in litigation charges related to the settlement of six lawsuits brought against the Company alleging Year 2000 issues with previous versions of The Medical Manager software.

           Merger and related expenses -

           For the nine months ended March 31, 2000, the Company recorded $17,991,000 of merger and related expenses primarily related to the merger with MMHS. The major components of this charge are as follows: $10,567,000 of transaction costs such as financial advisory fees, professional fees and printing fees; $5,718,000 of amounts vested, as a result of the merger, under certain MMHS employment agreements; $1,259,000 of merger related severance costs attributable to employees terminated or notified of termination as of September 30, 1999 and; $447,000 of other related expenses.

           Depreciation amortization expense -

           The Company's consolidated depreciation and amortization increased $10,184,000 and $15,080,000 for the three and nine months ended March 31, 2000 over the comparable prior year periods, primarily related to the acquisitions of

THINC, PTG and Med-Link Technologies, Inc. by CareInsite, Porex Medical Products, Inc. and companies acquired at MMHS for which there were no amounts in the comparable prior year periods, as well as the amortization related to CareInsite's capitalized software costs and certain contracts and other intangibles.

           Interest and other income -

           The Company's consolidated interest and other income, net of interest expense, increased by $3,117,000 and $6,187,000 for the three and nine months ended March 31, 2000, over the comparable prior year periods. This increase was primarily due to increased investments from funds raised as a result of CareInsite's initial public offering, interest income on the funds generated by the sale of CareInsite's investment and lower interest expense due to the call for redemption of the Company's Convertible Subordinated Debentures.

           Income taxes -

           The Company's effective tax rate was impacted by (i) the results of operations at CareInsite, which are no longer included in the Company's consolidated federal income tax return, as well as (ii) a significant portion of the merger expenses which are not deductible for federal or state income tax purposes. Excluding the impact of these items, the Company's effective tax rate for the three and nine months ended March 31, 2000 was 41.8% and 41.3% versus 32.1% and 37.6% for the comparable prior year periods.

Liquidity and Capital Resources

           As of March 31, 2000, the Company had $90,697,000 of cash and cash equivalents and $295,436,000 of marketable securities. At March 31, 2000, the Company's marketable securities consisted primarily of U.S. Treasury Notes and Federal Agency Notes.

           Net cash used in operating activities for the nine months ended March 31, 2000 was $39,994,000, an increase of $48,383,000 from the comparable prior year period. This increase was primarily related to higher expenditures related to the development of CareInsite, as well as expenses associated with the merger with MMHS.

           Net cash used in investing activities was $57,907,000 for the nine months ended March 31, 2000, reflecting the net cash paid for the businesses acquired, purchases of marketable securities, net of maturities and redemptions as well as the capital expenditures during the past nine months.

           Net cash provided by financing activities was $33,705,000 for the nine months ended March 31, 2000, primarily due to the proceeds received from the exercise of stock options and warrants, including the related tax benefit, as well as the issuance of convertible redeemable preferred stock ("Preferred Stock") by CareInsite. The funds generated from financing activities are reinvested in existing businesses and are used to fund capital expenditures.

           On January 31, 2000, the Company called for redemption on February 15, 2000, the entire $159,388,000 aggregate principal amount of its outstanding 5% Convertible Subordinated Debentures due 2007 ("Debentures"). As an alternative to redemption, the outstanding Debentures were convertible into the Company's common stock at the rate of approximately 16.667 shares of common stock per $1,000 principal amount of Debentures, with cash to be paid in lieu of any fractional shares, for Debentures surrendered on or prior to February 14, 2000. $159,114,000 aggregate principal amount of the Debentures were surrendered to the Company for conversion into 2,651,828 shares of the Company's common stock. The remaining $274,000 aggregate principal amount of Debentures were redeemed at a redemption price of $1,053.57 per $1,000 principal amount of Debentures including accrued interest.

           The Company believes that its cash and investments, cash flow from operations and the income earned on its investments are sufficient to meet the anticipated working capital requirements of the Company's business.

          Subject to the provisions of the Healtheon/WebMD Agreements, the Company continues to pursue an acquisition program pursuant to which it seeks to affect one or more acquisitions or other similar business combinations with businesses it believes have significant growth potential. Financing for such acquisitions may come from several sources, including, without limitation, (i) the Company's cash, cash equivalents and marketable securities and (ii) proceeds from the incurrence of additional indebtedness or the issuance of common stock, preferred stock, convertible debt or other securities. There can be no assurance that the Company's acquisition program will be successful.

           As a result of the continuing efforts in developing the Company's healthcare electronic commerce business, CareInsite has incurred substantial operating losses since its inception and there can be no assurance that it will generate significant revenues or profitability in the future. CareInsite intends to continue its expenditures primarily in the areas of development, sales and marketing, data center operations and customer support. Accordingly, CareInsite expects to continue to incur substantial operating losses.

          In light of the Company's and CareInsite's pending acquisitions by Healtheon/WebMD, the Company and CareInsite made certain strategic decisions, including the decision to delay deployment of certain of its healthcare e-commerce services. During this period of delay, CareInsite has been conducting a review of its systems and applications to determine among other things, what additional efforts are required to fully develop certain services for broad deployment to customers. As part of this review, CareInsite is also evaluating
(i) the possible integration of its technology with Healtheon/WebMD's technology if the Company's and CareInsite's pending acquisitions by Healtheon/WebMD are completed, (ii) the recently acquired technology assets of Provider Technology Group and the possible integration of those assets into CareInsite's overall technology platform, (iii) the unique requirements of existing customers and potential customers with whom CareInsite is currently in discussions and (iv) the limited availability of cost-effective, high-speed Internet connections into physicians' offices in our target geographic markets, to assess any potential impact that they may have on its development efforts. As a result of these factors and risks and uncertainties described herein and in the Company's Form 10-K, the Company and CareInsite believe that the development and deployment of certain services by CareInsite will take longer and cost more than previously expected.

            The Company and CareInsite currently anticipate that CareInsite may require additional funding during fiscal 2001 to meet CareInsite's presently anticipated working capital, capital expenditure and business expansion requirements, including the requirements of CareInsite's acquisitions. If such additional funds are required, CareInsite may seek additional equity or debt financing. There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to CareInsite's stockholders.

          On February 14, 2000, CareInsite agreed to acquire substantially all of the assets of Provider Technology Group ("PTG"), the e-commerce network of Blue Cross Blue Shield of Massachusetts ("BCBSMA"), for $26,500,000 in cash and 651,968 shares of CareInsite's common stock. Pursuant to the asset purchase agreement, if BCBSMA does not realize at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued, CareInsite has agreed to pay BCBSMA an amount equal to such shortfall in cash. Based on the March 31, 2000 closing price for CareInsite common stock of $23.375, CareInsite would be obligated to remit $14,880,192 to BCBSMA pursuant to CareInsite's guarantee of at least $22,500,068 in proceeds from the sale of 325,984 of the common shares issued to acquire PTG.

          BCBSMA has the right to require CareInsite to purchase from BCBSMA 325,984 shares of CareInsite common stock at $69.022 per common share if a registration statement for these shares has not been declared effective on or before November 15, 2000. Additionally, if the registration statement referred to above is not declared effective by December 29, 2000, BCBSMA has the right to require CareInsite to purchase up to 651,968 shares of CareInsite common stock from BCBSMA for a price equal to the average closing price per share of CareInsite common stock for the ten successive trading days ending December 29, 2000.

         On March 16, 2000, CareInsite signed a binding letter of intent with Medical Mutual of Ohio ("MMO") to acquire MMO's provider connectivity business for 405,318 shares of CareInsite Common Stock. Under the terms of the binding letter of intent, if MMO does not realize at least $10,000,000 in proceeds from the sale of 202,659 common shares issued at closing, CareInsite has agreed to pay MMO an amount equal to such shortfall in cash.

          Under the terms of the strategic alliance and agreement with AOL, CareInsite is required to make guaranteed payments of $10,000,000 in August 2000 and $10,000,000 in August 2001. If CareInsite's pending merger with Healtheon/WebMD is completed, AOL will have the right to terminate its strategic alliance with CareInsite, in which case these guaranteed payments due to AOL under the agreement shall become immediately payable by CareInsite.

Year 2000 Update

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries for the year in the date code field. This problem is often referred to as the "Year 2000 Problem." These systems and software products need to accept four digit year entries to distinguish 21st century dates from 20th century dates. Though the Company did not experience any Year 2000 problems on January 1, 2000, additional Year 2000 problems may become evident after that date.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

                  The Company is exposed to market risk from potential changes in interest rates and foreign exchange rates. The Company believes that the amount of risk as it relates to its investments, debt obligations and changes in foreign exchange rates is not material to the Company's financial condition or results of operations. The Company has taken the following steps to mitigate its risks: the countries in which the Company owns assets and operates its foreign operations are politically stable; the Company does not invest in derivative financial instruments; the Company's investments consist primarily of highly liquid U.S. Treasury Notes and Federal Agency Notes.

                  MEDICAL MANAGER CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         In the normal course of business, the Company is involved in various claims and legal proceedings. For legal proceedings, please refer to "Item 3-Legal Proceedings" filed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         On February 18, 1999, Merck & Co., Inc. ("Merck") and Merck-Medco Managed Care, L.L.C. ("Merck-Medco") filed a complaint in the Superior Court of New Jersey against the Company, CareInsite, Martin J. Wygod, Chairman of the Company, and Paul C. Suthern, Roger C. Holstein and Charles A. Mele, officers and/or directors of the Company. Merck and Merck-Medco asserted that the Company, CareInsite and the individual defendants were in violation of certain non-competition, non-solicitation and other agreements. The complaint sought to enjoin the Company, CareInsite, and the individual defendants from conducting the Company's healthcare e-commerce business and from soliciting Merck-Medco's customers. A hearing was held on March 22, 1999 on the plaintiffs' application for a preliminary injunction. On April 15, 1999, the Superior Court denied that application. In March 2000, the Superior Court ruled in favor of the Company, CareInsite and Messrs. Wygod, Suthern, Holstein and Mele and entered an order dismissing with prejudice all of the plaintiffs' claims. The Court's orders terminate Merck's and Merck-Medco's right to seek any claim for injunctive relief or damages arising out of the Company's and CareInsite's activities to deploy its healthcare e-commerce services. The Company's and CareInsite's counterclaims against Merck and Merck-Medco are still pending.

         The Company has recorded $350,000, $2,500,000, $1,450,000, and
$2,500,000 in litigation costs associated with the Merck and Merck-Medco litigation for the three months ended March 31, 2000 and March 31, 1999 and the nine months ended March 31, 2000 and March 31, 1999, respectively.

         On March 14, 2000, CareInsite was served with a summons in a lawsuit which was filed on February 17, 2000, against CareInsite, the Company and certain of their officers and directors, among other parties, in the New Jersey Superior Court, Chancery Division, in Bergen County. The plaintiff purports to be a holder of CareInsite common stock. The lawsuit, captioned Ina Levy, et al. vs. Martin J. Wygod, et al. purports to bring an action on behalf of the plaintiff and others similarly situated to enjoin the defendants from consummating the proposed mergers of the Company and CareInsite with Healtheon/WebMD Corp. (the "Mergers"). The plaintiff alleges that the defendants have breached their fiduciary duties in that the proposed Mergers favor the interests of the Company and its shareholders over the interests of CareInsite's minority shareholders. The plaintiff also alleges that the proposed Mergers provide the defendants and other shareholders of the Company with a premium which exceeds the premium provided to CareInsite's minority shareholders. The lawsuit seeks, among other things, an injunction prohibiting the proposed Mergers unless certain mechanisms are implemented by CareInsite, as well as plaintiff's costs and disbursements. The Company and CareInsite believe that this lawsuit is without merit and intend to vigorously defend against it.

Item 2.  Changes in Securities and Use of Proceeds

         During the nine months ended March 31, 2000 the Company issued a total of 2,630,635 shares of common stock, par value $.01 per share ("Common Stock") in connection with the acquisition of 32 companies. The Common Stock was issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The details of each such issuance are as follows:

         On July 20, 1999, the Company issued 44,408 shares of Common Stock to the shareholders of Hyperion Business Systems ("Hyperion") in consideration for the acquisition of substantially all of the assets of Hyperion by the Company.

         On August 27, 1999, the Company issued 85,456 shares of Common Stock to the former shareholders of LaPook Lear Systems, Inc. ("LLS") in consideration for the acquisition of all of the capital stock of LLS by the Company.

         On September 22, 1999, the Company issued 5,337 shares of Common Stock to the shareholders of Computer Business Solutions, Inc. ("CBS") in consideration for the acquisition of substantially all of the assets of CBS by the Company.

         On September 23, 1999, the Company issued 8,247 shares of Common Stock, together with $1,475,000 in cash, to the former shareholder of Turnkey Business Systems, Inc. ("TBS") in consideration for the acquisition of all of the capital stock of TBS by the Company.

         On September 24, 1999, the Company issued 7,597 shares of Common Stock to the shareholders of Modern Business Machines, Inc. ("MBM") in consideration for the acquisition of substantially all of the assets of MBM by the Company.

         On September 24, 1999, the Company issued 12,136 shares of Common Stock, together with $700,000 in cash, to the shareholder of Intellex Medical Management Systems, Inc. ("Intellex") in consideration for the acquisition of substantially all of the assets of Intellex by the Company.

         On October 12, 1999, the Company issued 6,861 shares of Common Stock, together with $325,000 in cash, to the shareholders of Health-Net Services of WA & AK, Inc. ("Healthnet") in consideration for the acquisition of substantially all of the assets of Healthnet by the Company.

         On December 13, 1999, the Company issued 27,174 shares of Common Stock to the shareholders of Clinical Management Solutions, Inc. ("CMS") in consideration for the acquisition of substantially all of the assets of CMS by the Company.

         On December 16, 1999, the Company issued 7,011 shares of Common Stock, together with $500,000 in cash, to the shareholders of Micro Edge, Inc. ("Micro Edge") in consideration for the acquisition of substantially all of the assets of Micro Edge by the Company.

         On December 22, 1999, the Company issued 30,024 shares of Common Stock to the shareholders of Resource America, Inc. ("RA") in consideration for the acquisition of substantially all of the assets of RA by the Company.

         On December 22, 1999, the Company issued 32,420 shares of Common Stock to the shareholders of Micro Sense, Incorporated ("Micro Sense") in consideration for the acquisition of substantially all of the assets of Micro Sense by the Company.

         On December 22, 1999, the Company issued 19,048 shares of Common Stock to the shareholders of Service Dimensions, Inc. ("SD") in consideration for the acquisition of substantially all of the assets of SD by the Company.

         On December 23, 1999, the Company issued 5,175 shares of Common Stock to Paul J. Walling d/b/a PSI Computer Systems ("PSI") in consideration for the acquisition of substantially all of the assets of PSI by the Company.

         On December 23, 1999, the Company issued 11,645 shares of Common Stock to the shareholder of Terry Kidd, Inc. ("TKI") in consideration for the acquisition of substantially all of the assets of TKI by the Company.

         On January 21, 2000, the Company issued 11,251 shares of Common Stock to the shareholders of Direct 1 Medical, Inc. ("Direct 1") in consideration for the acquisition of substantially all of the assets of Direct 1 by the Company.

         On January 21, 2000, the Company issued 68,700 shares of Common Stock to the shareholders of Mednetrix.com, Inc. ("Med.com") in consideration for the acquisition of substantially all of the assets of Med.com by the Company.

         On February 25, 2000, the Company issued 58,462 shares of Common Stock to the shareholders of Versyss- Midsouth Business Systems, Inc. ("VMBS") in consideration for the acquisition of substantially all of the assets of VMBS by the Company.

         On March 7, 2000, the Company issued 440,000 shares of Common Stock to the shareholders of SCINET, Inc. ("SCINET") in consideration for the acquisition of substantially all of the assets of SCINET by the Company.

         On March 13, 2000, the Company issued 11,387 shares of Common Stock to the shareholder of Aztec Financial, Inc. ("Aztec") in consideration for the acquisition of substantially all of the assets of Aztec by the Company.

         On March 13, 2000, the Company issued 92,911 shares of Common Stock to the shareholders of Briar Hill Enterprises, Inc. ("BHE") in consideration for the acquisition of substantially all of the assets of BHE by the Company.

         On March 20, 2000, the Company issued 57,657 shares of Common Stock to the shareholders of HCC Communications, Inc. ("HCC") in consideration for the acquisition of substantially all of the assets of HCC by the Company.

         On March 24, 2000, the Company issued 230,964 shares of Common Stock to the shareholders of Healthpro Solutions, Incorporated ("HPS") in consideration for the acquisition of substantially all of the assets of HPS by the Company.

         On March 25, 2000, the Company issued 30,356 shares of Common Stock to the shareholders of Innovative Healthcare Solutions, Inc. ("IHS") in consideration for the acquisition of substantially all of the assets of IHS by the Company.

         On March 29, 2000, the Company issued 24,979 shares of Common Stock to the shareholder of Altman Information Systems, Inc. ("AIS") in consideration for the acquisition of substantially all of the assets of AIS by the Company.

         On March 30, 2000, the Company issued 778,867 shares of Common Stock to the shareholders of Physician Computer Network, Inc. ("PCN") in consideration for the acquisition of substantially all of the assets of PCN by the Company.

         On March 31, 2000, the Company issued 64,103 shares of Common Stock to the partners of Americlaims, Ltd. ("Ameri") in consideration for the acquisition of substantially all of the assets of Ameri by the Company.

         On March 31, 2000, the Company issued 15,385 shares of Common Stock to the partners of Ebills, Ltd. ("Ebill") in consideration for the acquisition of substantially all of the assets of Ebill by the Company.

         On March 31, 2000, the Company issued 3,206 shares of Common Stock to the members of Medcoast Services, LLC ("MCS") in consideration for the acquisition of substantially all of the assets of MCS by the Company.

         On March 31, 2000, the Company issued 107,078 shares of Common Stock to the shareholders of Medical Office Management Solutions, Inc. ("MOMS") in consideration for the acquisition of substantially all of the assets of MOMS by the Company.

         On March 31, 2000, the Company issued 75,738 shares of Common Stock to the shareholders of Medical Software Specialists, Inc. ("MSS") in consideration for the acquisition of substantially all of the assets of MSS by the Company.

         On March 31, 2000, the Company issued 256,411 shares of Common Stock to the shareholders of MedsAmerica, Inc. ("MA") in consideration for the acquisition of substantially all of the assets of MA by the Company.

         On March 31, 2000, the Company issued 641 shares of Common Stock to the partners of R.J.R Enterprises, Ltd. ("RJR") in consideration for the acquisition of substantially all of the assets of RJR by the Company.

Item 6. Exhibits and Reports on Form 8-K

       (a)      Exhibits

                Exhibit No.  Description

                2.1 Agreement and Plan of Merger, dated as of February 13, 2000, between Healtheon/WebMD Corporation and Medical Manager Corporation (incorporated by reference to Exhibit 2.1 to the amendment filed on February 17, 2000 to the Current Report on Form 8-K filed by the Company on February 14, 2000)

                2.2 Agreement and Plan of Merger, dated as of February 13, 2000, among Healtheon/WebMD Corporation, Avicenna Systems Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 2.2 to the amendment filed on February 17, 2000 to the Current Report on Form 8-K filed by the Company on February 14, 2000)

                27*         Financial Data Schedule

                * Attached hereto

         (b) Reports on Form 8-K

         On January 25, 2000, the Company filed a report on Form 8-K restating its historical consolidated financial statements and data for the years ended June 30, 1999, 1998 and 1997, in connection with the Company's July 23, 1999 merger with Medical Manager Health Systems, Inc. (formerly Medical Manager Corporation) accounted for by the pooling of interests method.

         On January 31, 2000, the Company filed a report on Form 8-K with a copy of the press release announcing the call for redemption on February 15, 2000, the entire aggregate principal amount of its outstanding 5% Convertible Subordinated Debentures Due 2007.

          On February 14, 2000, the Company filed a report on Form 8-K disclosing that Healtheon/WebMD Corporation entered into an Agreement and Plan of Merger both with the Company and with Avicenna Systems Corporation ("ASC"), a wholly-owned subsidiary of the Company, and CareInsite, Inc., a majority-owned subsidiary of ASC (the "Merger Agreements"). Also on February 14, 2000, the Company filed an amendment to the Form 8-K previously filed on February 14, 2000, attaching as an exhibit thereto a copy of the joint press release announcing the Merger Agreements.

         On February 14, 2000, the Company filed a report on Form 8-K with a copy of the press release disclosing that the signing of the Merger Agreements with Healtheon/WebMD Corporation announced on February 14, 2000, will not affect the timing of the previously announced call for redemption of the Company's 5% Convertible Subordinated Debentures due 2007.

          On February 17, 2000, the Company filed an amendment to the Form 8-K filed on February 14, 2000, attaching as exhibits thereto copies of the Merger Agreements.

         On March 23, 2000, the Company filed a report on Form 8-K restating its historical consolidated financial statements and data for the years ended June 30, 1999, 1998 and 1997, in connection with the Company's acquisitions of the following companies during the three months ended December 31, 1999, which have been accounted for by the pooling of interests method: Clinical Management Solutions, Inc., MicroSense, Inc., Resource America, Inc., Service Dimensions, Inc., Terry Kidd, Inc., d/b/a TKI Computer Service and PSI Computer Systems.

                  On March 29, 2000, the Company filed a report on Form 8-K disclosing that a holder of CareInsite, Inc. ("CareInsite") common stock filed a lawsuit on February 17, 2000 alleging that the Company, CareInsite, and certain of their officers and directors have breached their fiduciary duty to the shareholders of CareInsite based upon the terms of the proposed merger with Healtheon/WebMD, ASC, the Company and CareInsite.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICAL MANAGER CORPORATION



                                       /s/ James R. Love
                                    --------------------------------------------
                                    James R. Love
                                    Executive Vice President - Finance and
                                    Administration and Chief Financial Officer

                                       /s/ Kirk G. Layman
                                    --------------------------------------------
                                    Kirk G. Layman
                                    Senior Vice President - Finance
                                    and Chief Accounting Officer


Dated: May 15, 2000

                                  EXHIBIT INDEX

                      Number     Description
                      ------     -----------
                      2.1        Agreement and Plan of Merger, dated as of
                                 February 13, 2000, between Healtheon/WebMD
                                 Corporation and Medical Manager Corporation
                                 (incorporated by reference to Exhibit 2.1 to the amendment filed on February 17,2000 to the Current Report on From 8-K filed on February
                                 14, 2000 by The Company)

                      2.2 Agreement and Plan of Merger, dated as of February 13, 2000, among Healtheon/WebMD, Avicenna Systems Corporation and CareInsite, Inc. (incorporated by reference to Exhibit 2.2 to the amendment filed on February 17, 2000 to the Current Report on Form 8-K filed on February 14, 2000 by the Company)

                      27*        Financial Data Schedule

                      * Attached hereto